Form 10-K
period 1993-12-31
CHASE MANHATTAN CORP
filed 1994-02-25
CIK 19489

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------
                                   FORM 10-K

                                 ANNUAL REPORT
                     [X] PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 1993      Commission file number: 1-5945
                                       OR
            [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        THE CHASE MANHATTAN CORPORATION
             (Exact name of registrant as specified in its charter)

                      DELAWARE                                                          13-2633613
          (STATE OR OTHER JURISDICTION OF                                            (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)                                           IDENTIFICATION NO.)
              1 CHASE MANHATTAN PLAZA
                 NEW YORK, NEW YORK                                                        10081
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                          (ZIP CODE)

                                 (212) 552-2222
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                        TITLE OF EACH CLASS
                                                        -------------------
          Common Stock ($2.00 Par Value)                                      7 1/2% Subordinated Notes Due 1997
          Junior Participating Preferred Stock Purchase Rights                7 3/4% Subordinated Notes Due 1999
          Common Stock Subscription Warrants                                  8% Subordinated Notes Due 1999
          Preferred Stock, Floating Rate Series F                             Floating Rate Notes Due 1999
          Preferred Stock, 10.50% Series G                                    7.50% Subordinated Notes Due 2003
          Preferred Stock, 9.76% Series H                                     Floating Rate Subordinated Notes Due 2003
          Preferred Stock, 10.84% Series I                                    Floating Rate Subordinated Notes Due August 1, 2003
          Preferred Stock, 9.08% Series J                                     6.50% Subordinated Notes Due 2005
          Preferred Stock, 8 1/2% Series K                                    6 1/8% Subordinated Notes Due 2008
          Preferred Stock, 8.32% Series L                                     6.75% Subordinated Notes Due 2008
          Preferred Stock, 8.40% Series M


         All such securities are listed on the New York Stock Exchange.

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes X  No ___
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
    The number of shares outstanding of the registrant's common stock ($2.00 Par Value) was 184,571,221 at January 31, 1994. The aggregate market value of the voting stock held by nonaffiliates of the registrant amounted to approximately $6,600,000,000 at January 31, 1994.

                      DOCUMENTS INCORPORATED BY REFERENCE

                     Documents                                        Part of Form 10-K Incorporated into
                     ---------                                        -----------------------------------
    The Registrant's Notice of 1994 Annual Meeting
        of Stockholders and Proxy Statement*                          Part III

* Such document is incorporated herein only to the extent specifically set forth in response to an item herein.

- --------------------------------------------------------------------------------

                      Exhibit Index Located on Page 96.

                               FINANCIAL CONTENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations

         Summary of Selected Financial Data                                                                                    34

         Overview                                                                                                              34

         Earnings Analysis
                 Net Interest Revenue-Taxable Equivalent Basis                                                                 35
                 Provisions for Possible Credit Losses and Assets Held for Accelerated Disposition                             37
                 Other Operating Revenue                                                                                       37
                 Other Operating Expenses                                                                                      37
                 Provision for Income Taxes                                                                                    38

         Credit Risk Management
                 Overview                                                                                                      38
                 Loan Composition                                                                                              39
                 Reserve for Possible Credit Losses                                                                            43
                 Net Loan Charge-offs and Credit Loss Ratios                                                                   44
                 Nonaccrual, Restructured and Past Due Outstandings and Domestic Real Estate Acquired                          45
                 Assets Held for Accelerated Disposition                                                                       47

         Asset/Liability Management
                 Overview                                                                                                      48
                 Liquidity Risk Management                                                                                     48
                 Interest Rate Risk Management                                                                                 50

         Capital Management                                                                                                    51

         Trading Activities                                                                                                    53

         Recent Acquisitions and Divestitures                                                                                  55

         Business Operations                                                                                                   55

Independent Accountants' Report                                                                                                57

Consent of Independent Accountants                                                                                             57

Report of Management                                                                                                           57

The Chase Manhattan Corporation and Subsidiaries
         Consolidated Statement of Condition                                                                                   58
         Consolidated Statement of Income                                                                                      59
         Consolidated Statement of Changes in Stockholders' Equity                                                             60
         Consolidated Statement of Cash Flows                                                                                  61

The Chase Manhattan Bank, N.A. and Subsidiaries
         Consolidated Statement of Condition                                                                                   62

Notes to Financial Statements                                                                                                  63

Supplementary Financial Information
         Consolidated Summary of Quarterly Financial Information                                                               83
         Average Balances, Interest and Average Rates-Taxable Equivalent                                                       84
         Consolidated Analysis of Credit Loss Experience                                                                       86
         Selected Loan Maturities and Sensitivity to Changes in Interest Rates                                                 87
         Financial Ratios                                                                                                      87
         Stockholder Data                                                                                                      88
         SEC Report on Form 10-K                                                                                               89

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Chase Manhattan Corporation and Subsidiaries

SUMMARY OF SELECTED FINANCIAL DATA
($ in millions, except per share data)                                         1993       1992        1991         1990       1989
- --------------------------------------                                         ----       ----        ----         ----       ----
For the Year
Net Interest Revenue                                                       $  3,863   $  3,564    $  3,345     $  3,188   $  3,025
Provision for Possible Credit Losses                                            995      1,220       1,085        1,300      1,737
Provision for Loans Held for Accelerated Disposition                            566         --          --           --         --
Other Operating Revenue                                                       2,949      2,349       2,167        2,075      1,931
Provision for Other Real Estate Held for Accelerated Disposition                318         --          --           --         --
Other Operating Expenses                                                      4,202*     3,868       3,783        4,094      3,688
Income (Loss) Before Cumulative Effect of Change in Accounting Principle        466        639         520         (334)      (665)
Cumulative Effect of Change in Accounting Principle--Adoption of SFAS 109       500         --          --           --         --
Net Income (Loss)                                                               966        639         520         (334)      (665)
Net Income (Loss) Applicable to Common Stock                                    826        515         420         (417)      (743)
                                                                           --------   --------    --------     --------   --------
Per Common Share
Income (Loss) Before Cumulative Effect of Change in Accounting Principle   $   1.89   $   3.46    $   3.12     $  (3.31)  $  (7.94)
Net Income (Loss)                                                              4.79       3.46        3.12        (3.31)     (7.94)
Cash Dividends Declared                                                        1.20       1.20        1.20         2.16       2.36
Dividend Payout Ratio                                                          24.7%      34.4%       38.3%         N/M        N/M
Common Stockholders' Equity at Year-End (Book Value)                       $  36.48   $  32.25    $  30.62     $  29.54   $  36.40
Market Price at Year-End                                                      33.88      28.50       17.25        10.50      34.75
                                                                           --------   --------    --------     --------   --------
Average Common Shares Outstanding (in thousands)                            172,334    148,726     134,759      125,944     93,606
                                                                           --------   --------    --------     --------   --------
At Year-End
Loans                                                                      $ 60,493   $ 62,558    $ 67,785     $ 74,727   $ 76,692
Total Assets                                                                102,103     95,862      98,197       98,064    107,369
Intermediate- and Long-Term Debt                                              5,641      6,913       6,612        6,527      7,681
Nonredeemable Preferred Stock                                                 1,399      1,477       1,042          842        842
Common Stockholders' Equity                                                   6,723      5,034       4,282        3,890      4,102
                                                                           --------   --------    --------     --------   --------
Financial Ratios
Return on Average Total Assets                                                  .94%       .64%        .52%         N/M        N/M
Return on Average Common Stockholders' Equity                                 14.59      11.14       10.49          N/M        N/M
                                                                           --------   --------    --------     --------   --------
Capital Ratios
Common Stockholders' Equity as % of Total Assets                               6.58%      5.25%       4.36%        3.97%      3.82%
Total Stockholders' Equity as % of Total Assets                                7.95       6.79        5.42         4.83       4.60
Tier I Leverage                                                                7.81       6.66        5.28         4.40       4.40
Tier I Capital as % of Net Risk-Weighted Assets                                8.44       6.76        5.32         4.32       4.44
Total Capital as % of Net Risk-Weighted Assets                                13.22      11.12        9.74         8.33       8.87
                                                                           --------   --------    --------     --------   --------

N/M--As a result of Net Loss, these ratios are not meaningful.
*Excludes $318 million Provision for Other Real Estate Held for Accelerated Disposition, shown separately.



OVERVIEW

This section of the Annual Report should be read in conjunction with the Description of Business section beginning on page 90. Chase's net income was up 51% in 1993 to $966 million ($4.79 per share), compared with $639 million in 1992 ($3.46 per share), and up 86% from $520 million in 1991 ($3.12 per share).

Selected key performance indicators for 1993 were as follows:

EARNINGS

    o Financial ratios improved in 1993. Return on average total assets increased by 30 basis points and return on average common stockholders' equity increased by 345 basis points, compared with 1992.

    o Net interest revenue increased 8.4% compared with 1992 and 15.5% compared with 1991, due to improved spreads on higher levels of interest-earning assets. Average gross interest-earning assets increased to $89.9 billion in 1993, an increase of approximately $1.7 billion and $1.4 billion, compared with 1992 and 1991, respectively.

    o Provision for possible credit losses, excluding the accelerated disposition portfolio, was $225 million and $90 million lower than 1992 and 1991, respectively.

    o Other operating revenue increased 25.5% and 36.1%, compared with 1992 and 1991, respectively, reflecting increased trading revenue, higher investment and corporate finance-related equity securities gains, and gains related to sales of assets in the accelerated disposition portfolio. Trading revenue, which includes foreign exchange and trading account revenue, was $716 million in 1993, compared with $468 million for 1992 and $335 million for 1991.

    o Other operating expenses, excluding both other real estate (ORE) expenses and the provision for ORE held for accelerated disposition, increased 6.5% and 8.5% compared with 1992 and 1991, respectively, primarily resulting from higher incentive compensation related to higher earnings. Chase improved its expense to revenue ratio, as adjusted, to 60% for 1993, compared with 63% in 1992 and 66% in 1991.

    o Adoption of SFAS 109, "Accounting for Income Taxes," resulted in a positive cumulative effect on net income of $500 million.

    o Primary earnings per share for 1993, which increased $1.33 from 1992, was affected by the increase in the average number of common and common-equivalent shares.

ASSET QUALITY

    o Consistent with its strategic and financial goals of reducing its overall exposure to domestic commercial real estate, Chase segregated $2.0 billion of lower quality domestic commercial real estate assets for accelerated disposition as of March 31, 1993. Special provisions of $884 million and the utilization of $135 million of existing credit loss reserves reduced such assets to their estimated disposition value of approximately $1.0 billion at March 31, 1993. The net carrying value of the assets in this portfolio was reduced by approximately $802 million, or 78%, through December 31, 1993.

    o Chase reduced its overall domestic commercial real estate loan exposure by $3.6 billion, or 54.0%, from $6.7 billion at December 31, 1992 to $3.1 billion at December 31, 1993, primarily through transfers to the accelerated disposition portfolio, repayments and charge-offs.

    o Chase reduced its medium- and long-term restructured exposure to both refinancing countries and Mexican Brady bonds by $1.7 billion through sales, charge-offs and valuations to market. Substantially all of the reductions occurred during the fourth quarter. For the year, sales resulted in a net pre-tax gain of approximately $2 million. Not included in this gain was $163 million of interest revenue realized from the sales of Brazilian and Argentine past due interest bonds. In addition, net loan charge-offs of $476 million were recorded, which effectively eliminated the reserve applicable to refinancing countries. Chase transferred $418 million of cross-border extensions of credit to the trading account with no impact on net income, because such assets were recorded at amounts less than their current fair values. Additionally, Chase transferred approximately $1.0 billion of cross-border extensions of credit and Mexican Brady bonds to Investment Securities Available for Sale upon the adoption of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," on December 31, 1993. The aggregate fair value of the remaining cross-border extensions of credit exceeded their aggregate book value as of December 31, 1993.
    o Nonaccrual loans were reduced by $2.9 billion, or 73%, during 1993 to $1.1 billion at December 31, 1993. The ratio of the reserve for possible credit losses to nonaccrual outstandings improved to 135% at December 31, 1993 from 49% at December 31, 1992.

CAPITAL

    o Chase continued to strengthen its capital base in 1993. The common stockholders' equity ratio improved to 6.58% and the total stockholders' equity ratio increased to 7.95%, compared with 5.25% and 6.79%, respectively, in 1992. This was largely due to the issuance of 25.3 million shares of common stock through a public offering, which added $746 million to capital, and through retained earnings.
    o Regulatory capital ratios continued to exceed the required minimums. At year-end 1993, the Tier I Capital, Total Capital and Tier I Leverage ratios improved to 8.44%, 13.22% and 7.81%, respectively, compared with 6.76%, 11.12% and 6.66%, respectively, at December 31, 1992.
    o Chase adopted SFAS 115 on December 31, 1993, which resulted in a positive impact on stockholders' equity of $264 million.

EARNINGS ANALYSIS


[GRAPH 1]


The increase in total revenue, comprised of net interest revenue and other operating revenue, for the three year period reflected above, is attributable to strong growth in Chase's other operating revenue, primarily corporate finance-related equity investment gains and trading revenue, and to an expanded net interest margin. As a percentage of total revenue, other operating revenue represented 43.3%, 39.7% and 39.3% for the years ended 1993, 1992 and 1991, respectively.

NET INTEREST REVENUE-- TAXABLE EQUIVALENT BASIS*
- -----------------------------------------------

                                                                   1993                      1992                    1991
                                                           -------------------      --------------------      ------------------
($ in millions)                                            Amount         Rate      Amount          Rate      Amount        Rate
- ---------------                                            ------         ----      ------          ----      ------        ----
Domestic Offices
Net Interest Revenue:
Financial Statement Basis                                 $ 2,921                  $ 2,751                   $ 2,805
Taxable Equivalent Basis                                    2,944         4.33%      2,783          3.67%      2,857        3.30%
- --as a % of Average Gross Interest-Earning Assets                         4.94                      4.53                    4.39
                                                          -------        -----     -------         -----     -------       -----
Average Balances:
Gross Interest-Earning Assets                              59,565         7.29      61,442          8.07      65,014        9.95
Interest-Bearing Liabilities**                             47,233         2.96      49,349          4.40      54,283        6.65
                                                          -------        -----     -------         -----     -------       -----
Overseas Offices
Net Interest Revenue:
Financial Statement Basis                                     942                      813                       540
Taxable Equivalent Basis                                      948         2.59         820          2.74         548        1.80
- --as a % of Average Gross Interest-Earning Assets                         3.13                      3.07                    2.34
                                                          -------        -----     -------         -----     -------       -----
Average Balances:
Gross Interest-Earning Assets                              30,286        13.72      26,675         14.20      23,472       13.77
Interest-Bearing Liabilities**                             28,812        11.13      25,897         11.46      22,400       11.97
                                                          -------        -----     -------         -----     -------       -----
Consolidated Corporation
Net Interest Revenue:
Financial Statement Basis                                   3,863                    3,564                     3,345
Taxable Equivalent Basis                                    3,892         3.40       3,603          3.09       3,405        2.75
- --as a % of Average Gross Interest-Earning Assets                         4.33                      4.09                    3.85
                                                          -------        -----     -------         -----     -------       -----
Average Balances:
Gross Interest-Earning Assets                              89,851         9.46      88,117          9.92      88,486       10.96
Interest-Bearing Liabilities                               76,045         6.06      75,246          6.83      76,683        8.21
                                                          -------        -----     -------         -----     -------       -----

 * Taxable equivalent amounts have been adjusted (by applying a combined U.S. Federal, state and local income tax rate of 41%) to recognize the differential between interest revenue that is fully or partially exempt from taxes and interest revenue that is fully taxable.
** Reflects appropriate allocations for the cost of time deposits received by overseas offices for domestic use and the cost of domestic monies raised for use in overseas offices.

    Net interest revenue includes interest earned on interest-earning assets less interest expense incurred on interest-bearing liabilities, as well as such items as loan fees and the recognition of cash interest collected on nonaccrual loans.
    Net interest margin, defined as net interest revenue-taxable equivalent basis divided by average gross interest-earning assets, was 4.33% for 1993, up 24 basis points from 1992 and up 48 basis points from 1991. The increase in the consolidated net interest margin primarily reflected the changing composition of Chase's loan assets and liabilities. Higher yielding consumer loans increased, while wholesale loans, particularly nonaccrual domestic commercial real estate loans, decreased during 1993. Also in 1993, higher cost liabilities were replaced by lower cost deposits and increased capital. Information on Chase's asset/liability activities is presented in the Asset/Liability Management section beginning on page 48.
    Average gross interest-earning assets were up $1.7 billion, or 2.0%, from 1992 and up $1.4 billion, or 1.5%, from 1991. Average loans decreased in 1993 to $61.5 billion from the $64.6 billion and $70.9 billion levels reported for 1992 and 1991, respectively, representing decreases of 4.8% and 13.3% from 1992 and 1991 levels, respectively.

DOMESTIC OFFICES

Net interest revenue, on a taxable equivalent basis, was up $161 million in 1993, or 5.8%, from 1992, and up $87 million, or 3.0%, from 1991, as a result of improved spreads on interest-earning assets, a decreased level of domestic commercial real estate nonaccrual loans and changes in the deposit mix. Net interest revenue was also favorably affected by a lower volume of consumer loan sales and securitization activities of portfolio assets in 1993, compared with 1992 and 1991. Compared with 1992 and 1991, with respect to those consumer assets sold or securitized in 1993, an increased percentage was originated for sale and, therefore, was not considered a material contributor to net interest revenue.
    The 1993 average balance of gross interest-earning assets in domestic offices was $59.6 billion, down $1.9 billion, or 3.1%, and $5.4 billion, or 8.4%, from 1992 and 1991 levels, respectively.

OVERSEAS OFFICES

Net interest revenue, on a taxable equivalent basis, as shown in the previous table, was up $128 million in 1993, or 15.6%, from 1992 and up $400 million, or 73.0%, from 1991 as a result of a higher volume of interest-earning assets which more than offset the reduced spread. Net interest revenue also included revenue realized from the sale of Brazilian and Argentine past due interest bonds of $142 million and $21 million, respectively. Chase received the Brazilian bonds in settlement of interest due for 1989 and 1990, pursuant to an agreement previously reached with the Brazilian government. The Argentine bonds were received in settlement of a portion of the interest due for 1988 through March 31, 1993, the date of the restructuring. The value of the bonds had not been previously recognized in interest revenue.
    In addition, approximately $48 million, $64 million and $73 million of interest payments on Brazilian cross-border medium- and long-term nonaccrual debt were recognized as interest revenue for 1993, 1992 and 1991, respectively. Excluding the effect of the sale of past due interest bonds in 1993 and the Brazilian interest payments recognized in net interest revenue in 1993, 1992 and 1991, the net interest margin for overseas offices would have been 2.43%, 2.83% and 2.02%, respectively.
    The 1993 average volume of gross interest-earning assets in overseas offices was $30.3 billion, up $3.6 billion, or 13.5%, from 1992 and up $6.8 billion, or 29.0%, from 1991. The increase in interest-earning assets resulted primarily from attractive rates offered in overseas countries on interest-bearing deposits placed with banks. The increase over 1991 also reflected the consolidation of The Chase Manhattan Bank Australia Limited (Chase Australia) in 1992, partially offset by the discontinuation of selected business activities.

NET INTEREST REVENUE--TAXABLE EQUIVALENT BASIS INCREASE (DECREASE) DUE TO CHANGES IN AVERAGE BALANCES AND INTEREST RATES*

                                                                     1993 vs. 1992                        1992 vs. 1991
                                                            -------------------------------     -------------------------------
($ in millions)                                             Balance       Rate        Total     Balance        Rate       Total
- ---------------                                             -------       ----        -----     -------        ----       -----
Interest-Earning Assets:
Interest-Bearing Deposits Placed with Banks                    $146      $(188)        $(42)       $414       $(189)    $   225
Federal Funds Sold and Securities Purchased Under
  Resale Agreements                                             197         61          258         154         226         380
Trading Account Assets                                           (6)       (68)         (74)        140         (24)        116
Investment Securities                                           138        (37)         101         (44)         61          17
Loans:
  Domestic Offices                                             (334)      (273)        (607)       (622)       (826)     (1,448)
  Overseas Offices                                               88        (22)          66          (3)       (241)       (244)
Accelerated Disposition Portfolio--Interest-Earning              51         --           51          --          --          --
                                                               ----      -----         ----        ----       -----     -------
  Total Interest-Earning Assets                                 280       (527)        (247)         39        (993)       (954)
                                                               ----      -----         ----        ----       -----     -------
Interest-Bearing Liabilities:
Deposits:
  Domestic Offices                                              (30)      (497)        (527)        (92)       (780)       (872)
  Overseas Offices                                              153       (547)        (394)       (193)       (374)       (567)
Federal Funds Purchased and Securities Sold Under
  Repurchase Agreements                                         (10)        (5)         (15)        190        (136)         54
Other Short-Term Borrowings                                      16        522          538        (143)        469         326
Intermediate- and Long-Term Debt                                (40)       (98)        (138)          5         (98)        (93)
                                                               ----      -----         ----        ----       -----     -------
  Total Interest-Bearing Liabilities                             89       (625)        (536)       (233)       (919)     (1,152)
                                                               ----      -----         ----        ----       -----     -------
Net Interest Revenue--Taxable Equivalent Basis                 $191      $  98         $289        $272       $ (74)    $   198
                                                               ----      -----         ----        ----       -----     -------

* Changes not due solely to average balances or interest rates have been allocated equally to average balances and interest rates.

PROVISIONS FOR POSSIBLE CREDIT LOSSES AND ASSETS HELD FOR ACCELERATED
DISPOSITION

A discussion of Chase's credit risk management policies and performance, including the provision for possible credit losses, the related reserve for possible credit losses, and the provision for assets held for accelerated disposition, is presented in the Credit Risk Management section beginning on page 38.


OTHER OPERATING REVENUE

($ in millions)                                                     1993            1992            1991
- ---------------                                                     ----            ----            ----
Fees and Commissions:
  Consumer Banking                                                $  457          $  549          $  585
  Trust and Fiduciary                                                465             407             375
  Investment Banking                                                 194             200             212
  Other                                                              446             426             406
                                                                  ------          ------          ------
Total Fees and Commissions                                         1,562           1,582           1,578
                                                                  ------          ------          ------
All Other Operating Revenue:
  Foreign Exchange Trading                                           356             327             215
  Trading Account                                                    360             141             120
  Investment Securities Gains                                         47              13               3
  Asset Securitizations and Loan Sales                                98             126             111
  Corporate Finance-Related Equity
    Investment Gains                                                 259             125              25
  Accelerated Disposition Portfolio Gains                            291              --              --
  Other                                                              (24)             35             115
                                                                  ------          ------          ------
Total Other Operating Revenue                                     $2,949          $2,349          $2,167
                                                                  ------          ------          ------

Total other operating revenue for 1993, compared with 1992 and 1991, reflected significant increases in trading account and trust and fiduciary revenues, as well as improvements in foreign exchange trading revenue and significant gains on sales of corporate finance-related equity investments and assets held for accelerated disposition.
    Consumer banking fees, which include credit card fees, service charges on deposits and fees on other consumer products, such as retail insurance and mortgage banking, increased 2.4% and 3.3% over 1992 and 1991, respectively, excluding charges resulting from accelerated writedowns of mortgage servicing assets.
    Mortgage servicing assets result either from the purchase of servicing rights, such as in the recent acquisition of Troy & Nichols, Inc., a consumer mortgage origination and servicing company, or from the retention of servicing in connection with the sale and securitization of mortgage loans. The value of these assets represents the discounted present value of the estimated future servicing revenue stream and is sensitive to changes in market interest rates and anticipated prepayment levels of the underlying mortgage loans serviced. These assets are deferred and amortized in proportion to, and over the period of, estimated future net servicing revenue. Due to the extraordinarily high industry-wide levels of mortgage refinancing activity in 1993, Chase recorded $147 million of accelerated mortgage servicing writedowns, compared with $41 million in 1992. At December 31, 1993, mortgage servicing assets were approximately $381 million. Accelerated writedowns of mortgage servicing assets are dependent on mortgage refinancing activity. Although it is difficult to predict refinancing activity, it currently is anticipated that such activity in 1994 will not be as high as the 1993 level.
    Trust and fiduciary fees in 1993 increased 14.2% and 23.9% from 1992 and 1991, respectively. This growth is attributed to a combination of factors, principally growth in client assets under management in both the Transaction and Information Services and Global Private Banking units. The increase in such assets is largely attributed to emerging and expanding overseas markets, as well as growth in the Vista family of mutual funds, for which Chase serves as Investment Advisor. In addition, these units experienced increased transaction volumes.
    Total investment banking revenue from global corporate finance activities increased in 1993, although the portion of such activities recorded as fees was comparable with 1992. In 1993 and 1992, the growth in revenue was reflected in related net interest revenue and all other operating revenue, rather than in fee revenue.
    Other fees and commissions, primarily fees on international bank services, including fees on letters of credit and bankers' acceptances, and service charges related to Transaction and Information Services products, increased 4.8% compared with 1992 and increased 9.8% compared with 1991.
    The increase in foreign exchange trading and trading account revenue over the past two years resulted from a higher volume of customers' foreign exchange transactions associated with volatile markets, and customer demand for derivatives and capital markets-related transactions across geographic regions. Total trading revenue of $716 million for 1993 increased 53.0% over 1992 and more than doubled over 1991. For more information, see the Trading Activities section beginning on page 53 and Note 18 of Notes to Financial Statements.
    Included in 1993 asset securitizations and loan sales were gains of $49 million and $23 million from mortgage and automobile loan securitizations, respectively, which are further discussed in the Credit Risk Management section beginning on page 38.
    In 1993, Chase realized significant gains related to the disposition of U.S. and foreign corporate finance-related equity investments, other equity investments and securities received during loan restructurings in previous years. While Chase expects to continue to realize gains from these sources, such gains in 1994 may not continue at the 1993 level.
    In addition, Chase recognized $291 million of net gains from the repayments and sales of assets held for accelerated disposition. For more information, see Assets Held for Accelerated Disposition beginning on page 47.
    Other revenue for 1993 included a net gain of approximately $2 million from sales of approximately $1.3 billion of medium- and long-term restructured refinancing countries' loans and Mexican Brady bonds. This gain was net of losses of approximately $140 million from the sale of $650 million of Mexican par bonds, offset by sales of refinancing country extensions of credit at amounts in excess of carrying values as a result of previous writedowns. In addition, losses of approximately $30 million were recognized to write down the remaining Mexican par bonds to fair value. Such bonds were then transferred at current fair value to Investment Securities Available for Sale at December 31, 1993, upon adoption of SFAS 115. Other revenue for 1993 also included a net gain of approximately $30 million resulting from the intended or completed restructuring and disposition of several business investments, including a gain from the sale of a 46% interest in Manhattan Card Co. Limited in Hong Kong, partially offset by an adjustment to the carrying value of Chase Bank of Arizona in anticipation of its sale.
    Other revenue for 1992 included a $27 million gain from the disposition of warrants related to a subsidiary that Chase sold several years ago and for 1991 included a $21 million net gain from the disposition of several business entities.

OTHER OPERATING EXPENSES

($ in millions)                                                      1993                 1992                 1991
- ---------------                                                      ----                 ----                 ----
Salaries and Employee Benefits                                     $2,077               $1,916               $1,875
Net Occupancy                                                         404                  383                  405
Equipment Rentals, Depreciation
  and Maintenance                                                     298                  285                  281
Other                                                               1,423                1,284                1,222
                                                                   ------               ------               ------
Subtotal                                                            4,202                3,868                3,783
                                                                   ------               ------               ------
Provision for Other Real Estate
  Held for Accelerated Disposition                                    318                   --                   --
                                                                   ------               ------               ------
Total Other Operating Expenses                                     $4,520               $3,868               $3,783
                                                                   ------               ------               ------

During the period 1991 through 1993, Chase improved its operating efficiency; other operating expenses, excluding ORE expenses, as a percentage of total gross revenue declined from 66% to 60%. Amounts for 1993 also excluded the provision for ORE held for accelerated disposition and the revenue realized from the sale of Brazilian and Argentine past due interest bonds.

    Salaries and employee benefits increased 8.4% during 1993, compared with 1992, and were 10.8% higher than 1991, primarily as a result of increased compensation accruals related to higher earnings, an additional $30 million related to the adoption of SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," $10 million related to the adoption of SFAS 112, "Employers' Accounting for Postemployment Benefits," and $10 million applicable to the acquisition of Troy & Nichols, Inc. See Note 17 of Notes to Financial Statements for additional details on SFAS 106 and SFAS 112.
    Included in other expenses were ORE expenses of $213 million, $122 million and $107 million for 1993, 1992 and 1991, respectively. ORE expenses include valuation losses, operating expenses and net gains or losses on the sale of such properties. The level of such expenses for 1993 was higher, compared with 1992 and 1991, largely due to an accrual for valuation losses related to ORE transactions expected to close in 1994. It is anticipated that ORE expenses will decline over the course of 1994.
    Other expenses for 1993 also included charges of $45 million for business-related investments, primarily for costs associated with expanding dealer trading activities, principally in Europe, data center consolidations and enhanced information systems. For additional details on other expenses, see
Note 23 of Notes to Financial Statements.
    See Assets Held for Accelerated Disposition beginning on page 47 for information on the provision for ORE held for accelerated disposition.

NUMBER OF FULL-TIME EQUIVALENT EMPLOYEES

                                                                                     December 31,
                                                                                     ------------
                                                                            1993          1992          1991
                                                                            ----          ----         -----
Domestic Offices:                                                         25,970*       25,310        26,030
                                                                          ------        ------        ------
Overseas Offices:
  Asia                                                                     3,230         3,390         3,610
  Europe, Middle East and Africa                                           3,230         3,210         3,540
  Western Hemisphere                                                       1,960         2,630         3,030
                                                                          ------        ------        ------
Total Overseas Offices                                                     8,420         9,230        10,180
                                                                          ------        ------        ------
Total Employees                                                           34,390        34,540        36,210
                                                                          ------        ------        ------

* Includes approximately 650 employees of Troy & Nichols, Inc., which was acquired in 1993.

PROVISION FOR INCOME TAXES

The provision applicable to income before taxes was $265 million in 1993, compared with $186 million in 1992 and $124 million in 1991. Income taxes for 1992 and 1991 reflected the utilization of available income tax benefits of $120 million and $145 million, respectively. The 1993 tax provision was $41 million lower than the 1992 tax provision, before the utilization of available tax benefits. The decrease in 1993 was due to a higher level of pre-tax income in 1992. See Note 20 of Notes to Financial Statements for additional details.
    Chase adopted SFAS 109 on a prospective basis as of January 1, 1993. This action resulted in a $500 million increase in both net income and deferred tax assets from the cumulative effect of this change in accounting principle. Netting these deferred tax assets against existing deferred foreign tax liabilities of $120 million brought total net deferred tax assets to $380 million as of January 1, 1993. SFAS 109 requires that net deferred tax assets be recognized when a more-likely-than-not criterion is met, that is, unless a greater than 50% probability exists that the tax benefits will not actually be realized some time in the future. In determining the amount of any such net deferred tax assets to be recognized, significant judgment must be exercised because the related realization depends on future events. These assets can be reported as long as positive evidence exists regarding the existence of future income or tax-planning strategies and as long as this evidence is not outweighed by negative evidence.
    During the remainder of 1993, total net deferred tax assets were reduced primarily through the recognition of the net unrealized gains recorded upon the adoption of SFAS 115 and the realization of certain previously deferred loan losses in arriving at Chase's current 1993 tax liability. At December 31, 1993, Chase had total net deferred tax assets of $150 million, which was net of a valuation allowance of $120 million.
    Management believes that this asset recognition is appropriate because Chase's current and expected future levels of income are sufficient to realize these benefits, there is an absence of material tax return net operating loss and credit carryforwards, and since tax-planning strategies exist.
    A portion of the valuation allowance relates to the realization of state and local tax benefits. As a result of differing state and local tax laws, Management believes that significant uncertainty remains concerning the realization of tax benefits at various state and local levels. These benefits will be recorded in the future, generally as they are realized.
    Net deferred tax assets are included in the determination of regulatory capital ratios to the extent permissible.


CREDIT RISK MANAGEMENT

OVERVIEW

Chase actively manages credit risk, both on- and off-balance sheet, by establishing and implementing policies and procedures to achieve objectives in certain areas, including:

    o centralized monitoring of Chase's global wholesale credit portfolio composition, including the consolidation of several businesses in 1993 into a Global Wholesale Portfolio Management sector.

    o product-based management of Chase's consumer portfolio through the establishment of separate comprehensive credit policies and risk rating processes to address the individual risk and return characteristics of each product portfolio.

    o diversification of risk characteristics in terms of credit structure, product, industry, geography and return, including potential risk of loss.

    A significant element of credit risk management is portfolio diversification, achieved primarily through Chase's lending franchise. This franchise is comprised of the global wholesale businesses, which target multinational and local corporations, governments, financial institutions and wealthy individuals on a global basis; the National Consumer Product companies that provide nationwide origination, distribution and servicing of consumer products; and a full service Regional Bank that serves consumers, small businesses and middle market companies located in the Northeast corridor.
    Diversification and targeted risk retention levels are also achieved by the sale or securitization of loans. Credit facilities, such as loans and loan commitments, may be syndicated or sold or securitized after origination.
    Syndication consists of arranging a credit facility between a borrower and a group of lenders, in which each lender assumes a share of the facility, thereby limiting Chase's risk with regard to the facility, since the syndicated portions are not recorded on Chase's Consolidated Statement of Condition. These activities, primarily conducted through the Global Capital Markets sector, enable Chase to function as a financial intermediary between other suppliers and users of funds. In contrast, loan sales occur only after a loan is funded by Chase. Such loans are generally sold to maturity and without recourse to Chase. Securitization involves the pooling of a number of loans and then selling interests in the pool.
    Chase's Asset Quality Council, chaired by the Senior Loan and Investment Officer, operates as the principal corporate forum where senior credit and business executives review developments in the portfolio. The Asset Quality Council, together with the Credit Risk Management Policy Committee, comprised of senior credit executives, participates in the definition and development of credit policy and approves new credit products significant in scope or potential volume to Chase. The Country Risk Committee reviews major sources of country risk and their impact on Chase's business in the context of global risk factors.
    Within this overall framework, the risk management function for Chase's trading businesses is responsible for managing counterparty credit risk. This function quantifies transaction and counterparty risks and approves credit lines governing customer transactions. It monitors portfolio composition and compliance with credit policies and limits, manages credit exposure, determines credit pricing methodologies and ensures appropriate documentation of transactions.

    The credit risk management process is regularly reviewed by an internal credit function, internal and external auditors and the federal banking agencies. This process is designed to assess risk and identify credit deterioration on a timely basis. In addition, such reviews monitor compliance with credit policies.
    Overall credit quality improved in 1993, primarily as a result of initiatives taken to reduce problem asset concentrations in domestic commercial real estate and medium- and long-term restructured exposures to both refinancing countries and Mexican Brady bonds.
    Where indicated in certain tables in this section, the assets in the accelerated disposition portfolio were excluded in the determination of certain amounts as these assets are separately managed and reported on Chase's Consolidated Statement of Condition. Such exclusions favorably affected certain amounts reported for 1993, compared with the amounts reported for 1992, such as the provision for possible credit losses, net loan charge-offs and the reserve for possible credit losses. See Assets Held for Accelerated Disposition on page 47.


LOAN COMPOSITION


                                                                                              December 31,
                                                                                              ------------
($ in millions)                                                        1993*         1992         1991          1990        1989
- ---------------                                                        ----          ----         ----          ----        ----
Domestic Offices:
  Wholesale:
   Commercial Real Estate                                           $ 3,099       $ 6,744      $ 8,603       $ 9,061     $ 9,163
   Commercial and Industrial                                          8,032         9,185        9,972        12,950      13,932
   Financial Institutions                                             1,391         1,718        2,028         2,543       2,054
   Lease Financings                                                   1,617         1,827        2,240         2,934       2,615
   Purchasing or Carrying Securities                                    591           663          188           133         381
   Tax-Exempt                                                           191           344          447         1,006       1,390
   Other                                                                678           414          730           911         715
  Consumer:
   Secured by 1-4 Family Residential Properties                      14,126        10,670       13,043        12,989      12,887
   Credit Card                                                        6,426         6,317        7,370         8,552       7,585
   Other Consumer                                                     8,009         7,343        5,924         6,469       6,166
                                                                    -------       -------      -------       -------     -------
Total Domestic Offices, Gross                                        44,160        45,225       50,545        57,548      56,888
Less: Unearned Discount and Fee Revenue                                 188           339          503         1,013       1,017
                                                                    -------       -------      -------       -------     -------
Total Domestic Offices                                               43,972        44,886       50,042        56,535      55,871
                                                                    -------       -------      -------       -------     -------
Overseas Offices:
  Wholesale:
   Commercial Real Estate                                               281           314          446           238         262
   Commercial and Industrial                                         10,002         8,615        8,513         8,287      10,076
   Financial Institutions                                             1,513         1,731        1,573         1,852       3,086
   Government and Official Institutions                                 972         3,478        3,407         3,178       2,526
   Other                                                              1,511         1,263        1,504         2,329       2,114
  Consumer                                                            2,283         2,314        2,381         2,541       2,988
                                                                    -------       -------      -------       -------     -------
Total Overseas Offices, Gross                                        16,562        17,715       17,824        18,425      21,052
Less: Unearned Discount and Fee Revenue                                  41            43           81           233         231
                                                                    -------       -------      -------       -------     -------
Total Overseas Offices                                               16,521        17,672       17,743        18,192      20,821
                                                                    -------       -------      -------       -------     -------
Total Loans                                                         $60,493       $62,558      $67,785       $74,727     $76,692
                                                                    -------       -------      -------       -------     -------

*Excludes accelerated disposition portfolio.

Loan balances averaged $61.5 billion in 1993, down from the 1992 average balance of $64.6 billion. In 1993, the loan portfolio experienced growth in the consumer sector, primarily due to higher levels of demand for loans secured by 1-4 family residential properties and for automotive finance. Total average loan balances in 1993 declined due to a combination of factors, including Chase's focus on improving credit quality, specifically reducing commercial real estate and refinancing countries exposures, and the emphasis on improving the portfolio mix and profitability. Coupled with weak commercial loan demand, these factors resulted in a reduction in total credit exposure, primarily in the wholesale portfolio.
    The average interest rate earned, on a taxable equivalent basis, on the loan portfolio during 1993 was 9.36%, compared with 9.75% for 1992 and 11.26% for 1991. The decrease in 1993, compared with the prior two years, was due to the significant decline in short-term interest rates.
    Chase originates selected short-term commercial loans for sale. Sales of such loans amounted to $19.8 billion and $14.8 billion in 1993 and 1992, respectively. These loans, which are accounted for at lower of cost or market, were less than $100 million at both year-end 1993 and 1992. In 1993 and 1992, Chase also sold $1.4 billion and $1.6 billion, respectively, of medium-term commercial loans.

DOMESTIC OFFICES

Loans in domestic offices averaged $42.9 billion in 1993, compared with $46.8 billion in 1992.

WHOLESALE PORTFOLIO:

The domestic wholesale portfolio is largely comprised of loans extended to entities in the commercial and industrial and commercial real estate businesses. Chase's wholesale loan portfolio in domestic offices decreased to $15.6 billion at December 31, 1993 from $20.9 billion at December 31, 1992.

COMMERCIAL REAL ESTATE

As of March 31, 1993, Chase took actions to reduce its domestic commercial real estate exposure by segregating a portion of its portfolio for accelerated disposition. This portfolio is managed and reported separately from the core credit portfolio and, therefore, amounts related to these assets are generally excluded from the discussion of domestic commercial real estate loans in this section. A detailed discussion of Assets Held for Accelerated Disposition can be found on page 47.
    At December 31, 1993, commercial real estate loans in domestic offices decreased by $3.6 billion, or 54.0%, to $3.1 billion, compared with year-end 1992. This decrease resulted from the transfer of $1,465 million to the accelerated disposition portfolio, $1,067 million of net principal repayments, which included $58 million of interest applied to principal, and $305 million of gross loan charge-offs. In addition, a net amount of $808 million of assets was transferred to ORE. For 1993, commercial real estate loans in domestic offices averaged $4.6 billion, excluding the accelerated disposition portfolio, compared with $7.9 billion for 1992. The average interest rate earned on domestic commercial real estate loans was 4.95%, compared with 4.85% for 1992 and 6.83% for 1991.
    During 1992, Chase received $897 million of net principal repayments, which included $116 million of interest applied to principal, recorded $456 million of gross loan charge-offs and transferred a net amount of $506 million to ORE.
    Chase continues to monitor its exposure to domestic commercial real estate loans closely and expects that such exposure will continue to decrease.

DOMESTIC COMMERCIAL REAL ESTATE LOANS BY GEOGRAPHIC REGION AND PROPERTY TYPE
                                                                                                                      December 31,
                                                                        December 31, 1993*                                    1992
                                                                        ------------------                            ------------
                                              Office         Other
($ in millions)                            Buildings    Commercial**      Residential      Land      Other***     Total      Total
- ---------------                            ---------    ----------        -----------      ----      -----        -----      -----
New York City                                 $  173        $  165            $   243      $ 20       $ 62       $  663     $1,313
New York (Excluding New York City)               273           473                200        27        124        1,097      1,400
                                              ------        ------             ------      ----       ----       ------     ------
  Total New York                                 446           638                443        47        186        1,760      2,713
Arizona                                           --            39                  3         3         --           45        126
California                                       124           134                 35        60          7          360        811
Connecticut                                       29            57                  4        --          6           96        161
Florida                                           18             7                  1        23         15           64        659
New Jersey                                        63            31                  6        27         55          182        511
Ohio                                               6            38                 --        --         11           55        228
Other New England                                 37            47                  5         3         --           92        226
Texas                                             15            21                 --         2          2           40        110
Washington, D.C./Metro                            43            75                 --        10         33          161        405
Other                                             42           159                 28        12          3          244        794
                                              ------        ------             ------      ----       ----       ------     ------
1993 Total                                    $  823        $1,246             $  525      $187       $318       $3,099         --
                                              ------        ------             ------      ----       ----       ------     ------
1992 Total                                    $1,861        $2,740             $1,123      $487       $533           --     $6,744
                                              ------        ------             ------      ----       ----       ------     ------

  * Excludes the accelerated disposition portfolio.
 ** Includes shopping centers and other commercial and industrial properties. *** Includes mixed use properties and working capital loans.

COMMERCIAL AND INDUSTRIAL

Commercial and industrial loans, the largest component of Chase's domestic wholesale loan portfolio, consist primarily of loans to large corporate and middle market customers.
    At year-end 1993, commercial and industrial loans in domestic offices decreased $1.2 billion from year-end 1992 as a result of net repayments and lower loan demand.
    During 1993, commercial and industrial loans in domestic offices averaged $8.7 billion, compared with $9.5 billion in 1992. The average interest rate earned on domestic commercial and industrial loans was 6.58% for 1993, 6.72% for 1992 and 8.80% for 1991.

CONSUMER PORTFOLIO:

Consumer loans consist of residential mortgage loans, home equity loans, credit card receivables, automobile loans and other forms of installment credit. Chase's consumer loan portfolio in domestic offices increased to $28.6 billion at December 31, 1993 from $24.3 billion at December 31, 1992.

SECURED BY 1-4 FAMILY RESIDENTIAL PROPERTIES

Loans secured by 1-4 family residential properties increased $3.5 billion, or 32.4%, in 1993, compared with year-end 1992. The increase in 1-4 family residential property loans was largely due to the increased demand for refinancings and originations as a result of lower interest rates and the acquisition of $380 million of 1-4 family residential property loans from Chase's purchase of Troy & Nichols, Inc.
    Loans secured by 1-4 family residential properties averaged $11.7 billion in 1993, compared with $11.6 billion in 1992. The average interest rate earned on these loans decreased to 7.23% in 1993, compared with 8.66% in 1992 and 9.86% in 1991, as a result of lower interest rates. In 1992, the principal composition of this loan portfolio shifted from fixed-rate to adjustable-rate mortgage loans.
    During 1993 and 1992, $4.7 billion and $5.7 billion, respectively, of 1-4 family residential property loans were securitized. Of these amounts, approximately $4.5 billion and $4.1 billion of such loans were originated for sale and accounted for at lower of cost or market in 1993 and 1992, respectively, and $200 million and $1.6 billion were held in portfolio prior to sale and accounted for at historical cost. An additional $4.6 billion and $2.6 billion of 1-4 family residential property loans were sold in 1993 and 1992, respectively, primarily through traditional secondary market outlets.
    At December 31, 1993 and 1992, domestic consumer loans included approximately $2.9 billion and $1.5 billion, respectively, of 1-4 family residential property loans and other consumer loans that were held for sale. Such loans are carried at lower of cost or market.
    Included in the following table are $10.1 billion and $7.6 billion of adjustable-rate 1-4 family residential property loans for 1993 and 1992, respectively, which include $1.2 billion and $1.0 billion in 1993 and 1992, respectively, of loans under home equity lines of credit.

DOMESTIC LOANS SECURED BY 1-4 FAMILY RESIDENTIAL PROPERTIES BY GEOGRAPHIC REGION
- --------------------------------------------------------------------------------
                                                                                              December 31,
                                                                                              ------------
($ in millions)                                                                          1993               1992
- ---------------                                                                          ----               ----
New York City                                                                         $   902            $   679
New York (Excluding New York City)                                                      2,256              2,240
                                                                                      -------            -------
  Total New York                                                                        3,158              2,919
California                                                                              3,534              2,335
Colorado                                                                                  312                199
Connecticut                                                                               810                537
Florida                                                                                   814                486
Georgia                                                                                   139                111
Illinois                                                                                  572                381
Massachusetts                                                                             475                332
New Jersey                                                                                757                570
Ohio                                                                                      108                160
Pennsylvania                                                                              444                400
Texas                                                                                     688                443
Washington, D.C./Metro                                                                  1,124              1,146
Other                                                                                   1,191                651
                                                                                      -------            -------
Total                                                                                 $14,126            $10,670
                                                                                      -------            -------

The January 1994 earthquake in southern California is not expected to have a material impact on Chase's 1-4 family residential property loan portfolio or on the related interest revenue.

CREDIT CARD

Credit card loans averaged $5.9 billion in 1993, compared with $6.2 billion in 1992. During 1993, credit card volume was impacted by aggressive offers made by new entrants in an already competitive marketplace. Chase responded by repricing to lower annual variable percentage rates for its eligible cardholders and launching aggressive solicitation programs. These efforts contributed to credit card loans increasing from $5.8 billion to $6.4 billion in the second half of the year.
    The average interest rate earned on domestic credit card loans was 16.66% for 1993, compared with 17.48% for 1992 and 17.89% for 1991. At year-end 1993, Chase had credit card outstandings in every state in the U.S., with the largest concentrations in New York (14%) and California (10%). In 1993, there were no credit card securitizations, compared with a $750 million securitization in 1992.

OTHER CONSUMER

Other consumer loans increased $666 million, or 9.1%, in 1993, from year-end 1992, primarily due to an increase in 1993 of approximately $1.0 billion in automobile financings, from $3.1 billion in 1992 to $4.1 billion in 1993. Such loans are originated by Chase Automotive Finance, a national indirect auto lender that focuses on the luxury automotive market. Other consumer loans also included $2.0 billion and $2.2 billion of Advantage Credit loans at year-end 1993 and 1992, respectively. With respect to Advantage Credit loans, Chase had its largest concentrations in California (21%) and New York (15%).
    Other consumer loans averaged $7.5 billion in 1993, compared with $6.7 billion in 1992. The average interest rate earned on other consumer loans was 9.16% for 1993, compared with 10.57% for 1992 and 12.17% for 1991.
    During 1993, $750 million of automobile loans was securitized, compared with none in 1992.

OVERSEAS OFFICES

Chase's loan portfolio in overseas offices was $16.5 billion at year-end 1993, down 6.5%, compared with $17.7 billion at year-end 1992. Average international loans, based on the domiciles of the obligors, including loans to non-U.S. obligors booked in domestic offices, were $18.7 billion in 1993, compared with $18.0 billion in 1992. The portfolio experienced growth in commercial and industrial loans in 1993, partially offset by reductions in Chase's exposure to medium- and long-term restructured cross-border extensions of credit to refinancing countries and to Mexican Brady bonds and Chase's continued program to refocus certain of its overseas consumer businesses. The average yield on loans booked in Chase's overseas offices was 11.59% for 1993, compared with 11.70% for 1992 and 13.06% for 1991. Foreign local currency denominated loans constituted 27% of total overseas loans at both year-end 1993 and 1992. Substantially all of Chase's international extensions of credit are booked in overseas offices.
    International extensions of credit require not only the normal credit risk analysis associated with the decision to extend financing to a particular customer, but also an assessment of country risk. Country risk arises from economic, social and political factors that might affect a borrower's ability to repay in the currency of the extension of credit. Cross-border credit exposures are those that borrowers must repay in a currency other than their local currency or to a lender in a different country. One of the major risk factors associated with cross-border credit exposures is the possibility that a country's foreign exchange reserves may be insufficient or unavailable to permit timely repayment by borrowers domiciled in that country, even if the borrowers possess sufficient local currency. In addition, global economic, social and political conditions, local and foreign government actions and associated events can affect business activities in a country and a borrower's ability and/or willingness to repay external debt obligations.
    Chase has a systematic country risk assessment process by which it monitors and analyzes the economic, social and political environments in all the countries in which it conducts business or in which its borrowers reside. These in-depth assessments, performed by a team of economists and political analysts, in conjunction with local Chase management, are utilized by Chase within its planning cycle for such countries as well as in Chase's system of managing total country exposures.
    At December 31, 1993, included in the various overseas offices loan categories on page 39, were cross-border extensions of credit to refinancing countries of $1,530 million, which included $690 million of short-term extensions of credit, principally trade financings, and $570 million of corporate finance-related financings. The restructured medium- and long-term loans of $270 million represent loans that have been subject to restructuring such as under The Brady Proposals or other agreements. The Brady Proposals are various proposals announced during 1989 by the U.S. Treasury that contemplate some degree of relief from existing debt coupled with some form of credit enhancement. These proposals are coordinated with the programs of international agencies, such as the International Monetary Fund (IMF) and the International Bank for Reconstruction and Development (The World Bank). The corporate finance-related loans which have not been subject to restructurings generally relate to Chase's focus on selective corporate finance transactions in Latin America, such as those related to project finance and private banking.

CROSS-BORDER EXTENSIONS OF CREDIT TO REFINANCING COUNTRIES
- ----------------------------------------------------------
                                                                                    December 31,
                                                                                    ------------
($ in millions)                                                                1993             1992
- ---------------                                                                ----             ----
Medium- and Long-Term:
  Restructured:
    Brazil                                                                   $   --           $  600
    Venezuela                                                                    --              900
    Other                                                                       270              780
                                                                             ------           ------
    Subtotal                                                                    270            2,280
                                                                             ------           ------
  Corporate Finance-Related                                                     570              290
                                                                             ------           ------
Short-Term*                                                                     690              810
                                                                             ------           ------
Total                                                                        $1,530**         $3,380
                                                                             ------           ------

 * Principally trade financings.
** Excludes loans transferred to Trading Account Assets and Brady bonds that were transferred to Investment Securities Available for
   Sale upon adoption of SFAS 115.

RECONCILIATION OF CROSS-BORDER EXTENSIONS OF CREDIT TO REFINANCING COUNTRIES
- ----------------------------------------------------------------------------
($ in millions)
- ---------------
Balance at December 31, 1992                                                       $3,380
Proceeds from Sales                                                                  (730)*
Charge-offs                                                                          (500)
Transfers to Trading Account                                                         (420)
Transfers to Investment Securities--Adoption of SFAS 115                             (510)
Gains on Sales                                                                        140
Other, Net                                                                            170
                                                                                   ------
Balance at December 31, 1993                                                       $1,530
                                                                                   ------

* Net book value of approximately $590 million sold.

In 1990, approximately $1.2 billion of Mexican extensions of credit were exchanged for bonds collateralized by U.S. Treasury securities pursuant to The Brady Proposals. As of December 31, 1991, Mexico was no longer designated as part of Chase's refinancing country portfolio as a result of being upgraded by the Interagency Country Exposure Review Committee. During 1993, Chase reduced its exposure to Mexican Brady bonds as follows:

RECONCILIATION OF MEXICAN BRADY BONDS
- -------------------------------------
($ in millions)
- ---------------
Balance at December 31, 1992                                                       $1,185
Less:
  Proceeds from Sales                                                                 510*
  Losses on Sales                                                                     140
  Valuation Losses                                                                     30
                                                                                   ------
Balance at December 31, 1993                                                       $  505**
                                                                                   ------

 * Net book value of approximately $650 million sold.
** Transferred to Investment Securities Available for Sale upon adoption of SFAS 115.

Cross-border outstandings that exceed 1 % of total assets, in the table below, include only those amounts recorded on Chase's Consolidated Statement of Condition and consist of extensions of credit (loans, interbank placings, including interest-bearing deposits placed with central banks, and acceptances), accrued interest, interest-bearing investments (investment securities and trading account assets, including Brady bonds) and any other monetary assets denominated in dollars or other nonlocal currency. Not included below are amounts related to off-balance sheet commitments, such as commitments to sell or buy trading account assets. The 1993 outstandings, particularly Brazil and Argentina, do not reflect any reductions caused by the net effect of such commitments. Amounts for 1993 also reflected Chase's shift in focus to short-term trade finance, trading account assets and corporate finance-related loans.

CROSS-BORDER OUTSTANDINGS THAT EXCEED 1% OF TOTAL ASSETS

                                                                          Banks and
                            % of                       Governments            Other     Commercial
                           Total            Total     and Official        Financial            and         Other         Other
($ in millions)           Assets     Outstandings     Institutions     Institutions     Industrial     Borrowers  Outstandings
- ---------------           ------     ------------     ------------     ------------     ----------     ---------  ------------
December 31, 1993
United Kingdom               2.0%          $2,050           $   30           $  170           $480          $860        $  510
Japan                        1.9            1,980               --            1,630            150            80           120
Brazil                       1.8            1,800               --              100            300           170         1,230
Mexico                       1.2            1,230               20               80            160           210           760
Argentina                    1.1            1,120               --               40             70           260           750
Venezuela                    1.0            1,060               --               --             90           190           780
                             ---           ------           ------           ------           ----          ----        ------
December 31, 1992
United Kingdom               2.5%          $2,410           $   10           $  290           $510          $860        $  740
Japan                        2.4            2,270               --            1,920            180           150            20
Mexico                       1.9            1,830            1,060               90             90           140           450
Brazil                       1.6            1,530              150              280            180           550           370
Venezuela                    1.5            1,400              890               10            100            10           390
                             ---           ------           ------           ------           ----          ----        ------
December 31, 1991
Japan                        3.6%          $3,580           $   --           $2,750           $520          $240        $   70
United Kingdom               2.6            2,550               --              350            910           380           910
Mexico                       1.4            1,420            1,090               10             60            --           260
Venezuela                    1.3            1,250              900               20            190            --           140
Brazil                       1.3            1,240              300               50            260           320           310
                             ---           ------           ------           ------           ----          ----        ------

Note: Government entities that are majority-owned are classified by type of borrower based on the industry of the business enterprise.

CROSS-BORDER OUTSTANDINGS BETWEEN .75% AND 1% OF TOTAL ASSETS
- -------------------------------------------------------------
                                                                       December 31,
                                                                       ------------
($ in millions)                                            1993            1992            1991
- ---------------                                            ----            ----            ----
.75% Through 1% Range:                           $770 to $1,020    $720 to $960    $735 to $980
Countries:                                            Singapore           Italy          Canada
                                                         France          Canada
                                                 --------------    ------------    ------------
Total Outstandings                                       $1,770          $1,600            $770
                                                 --------------    ------------    ------------

Chase continues to participate in efforts to construct specific restructuring agreements incorporating The Brady Proposals and, in November 1993, signed an agreement with the Government of Brazil to restructure the country's medium- and long-term external debt. Under the agreement, Chase expects to exchange its eligible debt in the first half of 1994 for a combination of debt securities, which could include debt service-reduction, principal-reduction, front loaded-interest reduction, debt conversion and new money bonds. In addition, Chase expects to receive bonds for past due interest. The exchange is expected to have a positive impact on Chase's financial position.

RESERVE FOR POSSIBLE CREDIT LOSSES

Implicit in lending activities is the expectation that losses will be experienced and that the amount of such losses will vary from time to time. Loss experiences depend upon the risk characteristics of the loan portfolio as affected by economic conditions and the financial experiences of borrowers. The reserve for possible credit losses, which provides for the risk of losses inherent in the credit extension process, is increased by the provision for possible credit losses charged to expenses and decreased by the amount of charge-offs, net of recoveries. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio, especially in light of the volatility in the domestic and global economies and political environments. The conclusion that a loan may become uncollectible, in whole or in part, and, therefore, should be charged off against the reserve, is a matter of judgment.
    Chase builds its reserve for possible credit losses based on a review of the overall loan portfolio and other extensions of credit, including off-balance sheet commitments, such as commitments to extend credit, guarantees and standby letters of credit. Specific attention is paid to nonaccrual loans and those loans that have been identified as possibly having a higher than normal risk of becoming nonaccrual or restructured. However, the establishment of reserves with respect to such loans does not necessarily indicate a serious doubt about their ultimate collectibility. Rather, it reflects increased potential with respect to default and nonaccrual status. Management determines the adequacy of the reserve using a systematic approach whereby risk is first segregated into three categories--wholesale risk, consumer risk and country risk. Each of these categories is further analyzed to determine the related potential for loss. Such analysis is a continuing process that gives consideration to the following factors:

    o Economic conditions and their effects on particular countries, industries, specific borrowers and credit products;

    o Borrowers' financial data, together with evaluations of industry data, competition, the borrowers' management capabilities and the underlying collateral for secured lending, including, when appropriate, independent appraisals of real estate properties and other factors;

    o Macro trends of nonaccrual loans and loan charge-offs;

    o Consumer loan growth trends and delinquency and default rates, together with analysis of behavioral patterns, past and present, as to payment performance;

    o Certain loans that are contractually current as to payments of principal and interest, but which Chase has identified as possibly having a somewhat higher than normal risk of becoming nonaccrual or restructured in the near term;

    o A continuing evaluation of the performing loan portfolio, other outstandings and off-balance sheet credit commitments, including monitoring by lending officers and credit supervisory personnel of loans that are identified as being of less than desirable quality. The portfolio evaluation process is also supported by periodic examinations conducted in lending areas by Chase's Credit Audit Division;

    o A continuing evaluation of loans identified as having loss potential. If, as a result of such evaluation, all or a portion of a loan is judged to be uncollectible, then the carrying value of the loan is reduced, in accordance with internal policy, to the amount which is considered to be collectible. The amount of the reduction is charged off against the reserve.
    In addition to the continuing internal assessment of the loan portfolio and off-balance sheet credit exposures, the consolidated financial statements are examined by Chase's independent accountants, whose examination includes a review of the adequacy of the reserve for possible credit losses. Also, examinations of Chase's loan portfolio and off-balance sheet credit commitments are conducted periodically by the federal banking agencies.
    During the 1980's, Chase had made special additions to the reserve for possible credit losses in light of developments pertaining to the debt situation of refinancing countries. Such amounts, which Management allocated to refinancing countries, were utilized as the exposure to such refinancing countries was reduced by sales, swaps, exchanges and charge-offs. Due to Chase's 1993 actions to reduce its exposure to restructured refinancing countries outstandings, Management determined that a separate allocation to refinancing countries was no longer necessary.

RECONCILIATION OF RESERVE FOR POSSIBLE CREDIT LOSSES APPLICABLE TO REFINANCING COUNTRIES
- ----------------------------------------------------------------------------------------
($ in millions)
- ---------------
Balance at December 31, 1992                                             $490*
Recoveries                                                                 25
Less:
  Charge-offs--Sales of Loans                                             132
  Charge-offs--Valuations                                                 369
Reallocation                                                               14
                                                                         ----
Balance at December 31, 1993                                             $  0
                                                                         ----

* Allocation for refinancing countries loans is included in the international allocation.

The reserve for possible credit losses is a general reserve available against the total loan portfolio and off-balance sheet credit commitments. In the opinion of Management, the reserve for possible credit losses at December 31, 1993 was adequate to absorb all losses in the loan portfolio and off-balance sheet credit commitments anticipated at that date. Chase's independent accountants have concurred with Management's opinion.
    Given the 1993 actions taken to reduce Chase's exposure to lower quality loans coupled with the improved credit quality due to the decline in nonaccrual loans, Management expects that the provision for possible credit losses in 1994 will be lower than previous years. For 1993, 1992 and 1991, the provision for possible credit losses was $995 million, excluding the provision for assets held for accelerated disposition, $1,220 million and $1,085 million, respectively.
    To comply with the Securities and Exchange Commission's requirement to provide an allocation of the reserve, the following table sets forth Chase's allocation of the reserve for possible credit losses. This allocation is based on Management's subjective estimates. The amount allocated to a particular segment should not be construed as the only amount available for future charge-offs that might occur within that segment. In addition, the amounts so allocated by segment may not be indicative of future charge-off trends. The allocation of the reserve account may change from year to year should Management determine that the risk characteristics of the loan portfolio and off-balance sheet credit commitments have changed.

ALLOCATION OF THE RESERVE FOR POSSIBLE CREDIT LOSSES
                                                    Reserve Amount                     Loan Category as % of Total Loans
                                                     December 31,                                 December 31,
                                    ------------------------------------------    -------------------------------------------
($ in millions)                       1993*    1992     1991     1990     1989    1993*      1992      1991     1990     1989
- ---------------                       ----     ----     ----     ----     ----    ----       ----      ----     ----     ----
Allocated Portion of Reserve:
  Domestic:
    Wholesale                       $  460   $  765   $  750   $  680   $  265    25.6%      33.2%     35.4%    38.8%    38.9%
    Consumer                           400      400      400      350      325    47.1       38.7      38.5     36.9     34.1
  International                        130      565      635    1,640    2,600    27.3       28.1      26.1     24.3     27.0
                                    ------   ------   ------   ------   ------    ----       ----      ----     ----     ----
Total Allocated Portion                990    1,730    1,785    2,670    3,190
Unallocated Portion                    435      183      175      167      100     N/A        N/A       N/A      N/A      N/A
                                    ------   ------   ------   ------   ------    ----       ----      ----     ----     ----
Total                               $1,425   $1,913   $1,960   $2,837   $3,290     100%       100%      100%     100%     100%
                                    ------   ------   ------   ------   ------    ----       ----      ----     ----     ----
Reserve as Percentage of:
  Total Loans                         2.36%    3.06%    2.89%    3.80%    4.29%
  Nonaccrual Outstandings              135%      49%      45%      62%      82%
                                    ------   ------   ------   ------   ------

* Excludes accelerated disposition portfolio.

In May 1993, the FASB issued SFAS 114, "Accounting by Creditors for Impairment of a Loan," which is effective January 1, 1995, with early adoption permitted. This accounting standard modifies the accounting for impaired loans, defined as those loans where, based on current information and events, it is probable that a creditor will be unable to collect all amounts, both the interest and principal payments, due according to the contractual terms of the loan agreement. Specifically, SFAS 114 requires that impairment be measured based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.
    As previously described, Chase determines the adequacy of its reserve for possible credit losses based on an evaluation of various factors. Chase's current methodology, however, does not specifically incorporate the concept of the time value of money and expected future interest cash flows, as set forth in SFAS 114.
    Chase is studying the impact of adopting SFAS 114, but does not expect it to have a material effect based on the loan portfolio and market conditions as of December 31, 1993.

NET LOAN CHARGE-OFFS AND CREDIT LOSS RATIOS
- -------------------------------------------
($ in millions)                                                           1993*        1992         1991        1990        1989
- ---------------                                                           ----         ----         ----        ----        ----
Net Loan Charge-offs:
 Domestic:
    Consumer                                                            $  394       $  464       $  491      $  366      $  264
    Commercial Real Estate                                                 277          453          377         189          95
    Commercial and Other                                                   166          215          152         139         102
                                                                        ------       ------       ------      ------      ------
Total Domestic                                                             837        1,132        1,020         694         461
                                                                        ------       ------       ------      ------      ------
 International:
    Refinancing Countries                                                  476           68          817         966         706
    Other                                                                   24           66           90          94          15
                                                                        ------       ------       ------      ------      ------
Total International                                                        500          134          907       1,060         721
                                                                        ------       ------       ------      ------      ------
Total                                                                   $1,337       $1,266       $1,927      $1,754      $1,182
                                                                        ------       ------       ------      ------      ------
Net Loan Charge-offs as a Percentage of Average Loans:
 Domestic:
    Consumer                                                              1.57%        1.89%        1.81%       1.33%       1.14%
    Commercial Real Estate                                                6.02         5.73         4.18        1.99        1.23
    Commercial and Other                                                  1.26         1.52          .90         .71         .57
                                                                        ------       ------       ------      ------      ------
Total Domestic Credit Loss Ratio                                          1.95         2.43         1.93        1.22         .88
                                                                        ------       ------       ------      ------      ------
 International:
    Refinancing Countries                                                20.50         2.24        25.45       21.37       11.27
    Other                                                                  .15          .44          .61         .60         .10
                                                                        ------       ------       ------      ------      ------
Total International Credit Loss Ratio                                     2.68          .74         5.04        5.26        3.52
                                                                        ------       ------       ------      ------      ------
Total Credit Loss Ratio                                                   2.17%        1.96%        2.72%       2.28%       1.62%
                                                                        ------       ------       ------      ------      ------

* Excludes accelerated disposition portfolio.

Total net loan charge-offs for 1993, excluding the accelerated disposition portfolio, were up $71 million, or 5.6%, from 1992 and down $590 million, or 30.6%, from 1991. Net loan charge-offs for 1993, excluding the amounts related to refinancing countries, were down $337 million, or 28.1%, and $249 million, or 22.4%, from 1992 and 1991, respectively. Also excluded from 1993 amounts was the accelerated disposition portfolio.
    Domestic consumer net loan charge-offs included credit card net loan charge-offs of $253 million, $307 million and $337 million for 1993, 1992 and 1991, respectively. The credit card loss ratios were 4.3% for 1993, 4.9% for 1992 and 4.4% for 1991.
    Included in domestic consumer net loan charge-offs were $9 million, $7 million and $6 million of net loan charge-offs for loans secured by 1-4 family residential properties for 1993, 1992 and 1991, respectively. The credit loss ratios of these loans were less than 0.1% per annum for the same three years.
    During 1993, net loan charge-offs related to refinancing countries included $132 million related to sales, $369 million related to the valuation to market of certain cross-border extensions of credit to refinancing countries and $25 million of recoveries.
    Details of loan charge-offs and recoveries by loan type may be found on page 86.

NONACCRUAL, RESTRUCTURED AND PAST DUE OUTSTANDINGS AND DOMESTIC REAL ESTATE ACQUIRED

Nonaccrual outstandings are outstandings on which interest revenue accruals have been suspended. Loans that have been renegotiated for economic or other reasons related to debtors' financial difficulties on terms that Chase would not be willing to accept for new loans with comparable risk are designated as restructured loans.
    Domestic nonaccrual outstandings decreased substantially during 1993 due to the establishment of the accelerated disposition portfolio for domestic commercial real estate loans, repayments, charge-offs and transfers to ORE. Refinancing countries nonaccrual outstandings decreased during 1993 as a result of sales, valuations to market and the transfer of $418 million of nonaccrual refinancing countries outstandings to the trading account. ORE decreased during 1993 from a combination of factors, as shown on page 46.

[GRAPH 2]

NONACCRUAL AND RESTRUCTURED OUTSTANDINGS AND DOMESTIC ORE
                                                                                            December 31,
                                                                                            ------------
($ in millions)                                                            1993*     1992       1991          1990       1989
- ---------------                                                            ----      ----       ----          ----       ----
Domestic Outstandings:
  Commercial Real Estate                                                 $  475    $2,057     $2,423        $1,780     $  783
  Commercial and Industrial                                                 226       503        512           549        399
  Financial Institutions                                                     37        62         61            56        121
  Other                                                                     144       167        150           118         63
                                                                         ------    ------     ------        ------     ------
Total Domestic Outstandings                                                 882     2,789      3,146         2,503      1,366
                                                                         ------    ------     ------        ------     ------
International Outstandings:
  Refinancing Countries                                                      74       997        978         1,868      2,450
  Commercial Real Estate                                                     14         9          6            11          8
  Commercial and Industrial                                                  22        66         73            98         70
  Financial Institutions                                                     41        49         74            53         33
  Other                                                                      21        32         75            56         66
                                                                         ------    ------     ------        ------     ------
Total International Outstandings                                            172     1,153      1,206         2,086      2,627
                                                                         ------    ------     ------        ------     ------
Total Nonaccrual and Restructured Outstandings                           $1,054    $3,942     $4,352        $4,589     $3,993
                                                                         ------    ------     ------        ------     ------
Domestic ORE                                                             $  895    $1,137     $  897        $  824     $  196
                                                                         ------    ------     ------        ------     ------
As a % of Total Gross Assets:
  Nonaccrual and Restructured Outstandings                                 1.02%     4.03%      4.35%         4.55%      3.61%
  Nonaccrual and Restructured Outstandings and Domestic ORE                1.88      5.19       5.24          5.36       3.79
                                                                         ------    ------     ------        ------     ------

* Excludes accelerated disposition portfolio.

Nonaccrual loans that have been restructured but remain in nonaccrual status, which amounted to $107 million and $633 million at December 31, 1993 and 1992, respectively, continue to be included in the above nonaccrual table. Loans that have been restructured and are now accruing are not material.

RECONCILIATION OF NONACCRUAL AND RESTRUCTURED OUTSTANDINGS

($ in millions)                                                            1993      1992
- ---------------                                                            ----      ----
Beginning Balance                                                        $3,942    $4,352
Additions                                                                 1,088     2,178
Deductions:
  Repayments                                                                724       741
  Interest Applied to Principal                                              77       138
  Charge-offs                                                               742       845
  Transfers to Trading Account                                              418        --
  Transfers to Accelerated Disposition Portfolio                            843        --
  Transfers to ORE--Net                                                     817       507
  Transfers to Accrual Status                                               332       294
  Other                                                                      23        63
                                                                         ------    ------
Ending Balance                                                           $1,054    $3,942
                                                                         ------    ------

NEGATIVE IMPACT OF NONACCRUAL AND RESTRUCTURED OUTSTANDINGS
                                                                     Total             Domestic               International
                                                               ----------------    -----------------         ---------------
($ in millions)                                                1993        1992      1993*      1992          1993      1992**
- ---------------                                                ----        ----      ----       ----          ----      ----
Interest Revenue That Would
  Have Been Recorded
  Under Original Terms                                        $  86        $197       $54       $130         $  32      $ 67
Interest Revenue
  Actually Realized                                             206          90         6          8           200***     82
                                                              -----        ----       ---       ----         -----      ----
Negative (Positive)
  Impact on Interest
  Revenue                                                     $(120)       $107       $48       $122         $(168)     $(15)
                                                              -----        ----       ---       ----         -----      ----

   * Excludes loans held for accelerated disposition since March 31, 1993.
  ** Excludes the positive impact on interest revenue of approximately $835 million of accruing Mexican bonds that have been restructured pursuant to The Brady Proposals.
 *** Includes $142 million of interest revenue realized from the sales of Brazilian past due interest bonds.


The year-to-year decrease in the negative impact on interest revenue of international nonaccrual and restructured outstandings resulted primarily from the lower level of nonaccrual loans, lower interest rates and the receipt of $142 million of interest revenue from the sale of Brazilian past due interest bonds in 1993. The decrease in the negative impact of domestic nonaccrual and restructured outstandings for 1993, compared with 1992, resulted primarily from charge-offs and transfers to the accelerated disposition portfolio and to ORE.

ACCRUING LOANS PAST DUE 90 DAYS OR MORE
- ---------------------------------------
                                                                                            December 31,
                                                                                            ------------
($ in millions)                                                            1993*     1992       1991       1990       1989
- ---------------                                                            ----      ----       ----       ----       ----
Domestic Loans:
  Consumer                                                                 $186      $211       $255       $296       $186
  Commercial Real Estate                                                     42       176        169         90         52
  Commercial and Other                                                       21        26         37         53         60
                                                                           ----      ----       ----       ----       ----
Total Domestic Loans                                                        249       413        461        439        298
                                                                           ----      ----       ----       ----       ----
International Loans                                                          12        45         49         66         86
                                                                           ----      ----       ----       ----       ----
Total Accruing Loans Past Due 90 Days or More                              $261      $458       $510       $505       $384
                                                                           ----      ----       ----       ----       ----

* Excludes loans held for accelerated disposition.

Accruing loans that are contractually past due 90 days or more are loans that are both well secured or guaranteed by financially responsible third parties and are in the process of collection. Past due consumer loans, with the exception of 1-4 family residential property loans, are generally charged off according to internally established delinquency schedules, which do not permit delinquencies to exceed 180 days. Such 1-4 family residential property loans are placed in nonaccrual status if reasonable doubt exists as to timely collectibility or if payment of principal or interest is contractually past due 90 days or more and the loan is not well secured and in the process of collection.

DOMESTIC COMMERCIAL REAL ESTATE NONACCRUAL LOANS BY GEOGRAPHIC REGION AND PROPERTY TYPE
- ---------------------------------------------------------------------------------------
                                                                                 December 31,
                                                                                 ------------
                                          Office           Other                                             1993          1992
($ in millions)                        Buildings      Commercial*   Residential      Land       Other**     Total***      Total
- ---------------                        ---------      ----------    -----------      ----      -----        -----         -----
New York City                               $ 45            $  7           $ 13      $ --       $  3         $ 68        $  390
New York (Excluding New York City)            16              78             11        10         12          127           203
                                            ----            ----           ----      ----       ----         ----        ------
 Total New York                               61              85             24        10         15          195           593
California                                    11              36              1        14          2           64           286
Florida                                       --              --             --        23          2           25           316
New England                                    5               4             --         3         --           12            89
New Jersey                                    19              26              2        20         21           88           281
Texas                                         10              --              1         2         --           13            57
Washington, D.C./Metro                        11              40             --         3         --           54           139
Other                                         --              15              3         6         --           24           296
                                            ----            ----           ----      ----       ----         ----        ------
1993 Total***                               $117            $206           $ 31      $ 81       $ 40         $475            --
                                            ----            ----           ----      ----       ----         ----        ------
1992 Total                                  $613            $742           $286      $285       $131           --        $2,057
                                            ----            ----           ----      ----       ----         ----        ------

  * Includes shopping centers and other commercial and industrial properties. ** Includes mixed use properties and working capital loans.
*** Excludes loans held for accelerated disposition.

RECONCILIATION OF DOMESTIC COMMERCIAL REAL ESTATE NONACCRUAL LOANS
- ------------------------------------------------------------------
($ in millions)                                                            1993      1992
- ---------------                                                            ----      ----
Beginning Balance                                                        $2,057    $2,423
Additions                                                                   657     1,147
Deductions:
  Transfer to Accelerated Disposition Portfolio                             843        --
  Repayments                                                                174       251
  Interest Applied to Principal                                              58       116
  Gross Charge-offs                                                         305       456
  Transfers to ORE                                                          813       537
  Transfers to Accrual Status                                                51       184
  Transfers from ORE                                                         (5)      (31)
                                                                         ------    ------
Ending Balance                                                           $  475*   $2,057
                                                                         ------    ------

* At December 31, 1993, the carrying value was 65% of the contractual value.

RECONCILIATION OF DOMESTIC REAL ESTATE ACQUIRED IN SATISFACTION OF LOANS
- ------------------------------------------------------------------------
($ in millions)                                                            1993       1992
- ---------------                                                            ----       ----
Beginning Balance                                                        $1,137     $  897
Additions                                                                   813        537
Deductions:
  Transfer to Accelerated Disposition Portfolio                             578         --
  Repayments and Sales                                                      259        193
  Valuation Losses                                                          213         83
  Return to Loan Status                                                       5         31
  Other                                                                      --        (10)
                                                                         ------     ------
Ending Balance*                                                          $  895**   $1,137
                                                                         ------     ------

 * Includes in-substance foreclosure amounts of $758 million and $668 million, respectively.
** ORE at December 31, 1993 was carried at approximately 45% of original outstandings, primarily as a result of $1,089 million of cumulative charge-offs, interest applied to principal and valuation losses.






DOMESTIC REAL ESTATE ACQUIRED IN SATISFACTION OF LOANS BY GEOGRAPHIC REGION AND PROPERTY TYPE
- ---------------------------------------------------------------------------------------------
                                                                                 December 31,
                                                                                 ------------
                                       Office            Other                                               1993        1992
($ in millions)                     Buildings       Commercial*     Residential      Land      Other        Total**     Total
- ---------------                     ---------       ----------      -----------      ----      -----        -----       -----
New York City                            $ 40             $ 24             $ 17      $ 33        $--         $114      $  125
New York (Excluding New York City)          7               56               60         5         27          155         100
                                         ----             ----             ----      ----        ---         ----      ------
  Total New York                           47               80               77        38         27          269         225
California                                 70               15                9        13         37          144          94
Connecticut                                 3                1                8         3         --           15          55
Florida                                     8                6                1        10          2           27         123
Massachusetts                              42               17                2         5          1           67          32
New Jersey                                 29               56               24        19          4          132         207
Washington, D.C./Metro                      6               49                2        24         --           81         136
Other                                      31               95               25         8          1          160         265
                                         ----             ----             ----      ----        ---         ----      ------
Total 1993**                             $236             $319             $148      $120        $72         $895          --
                                         ----             ----             ----      ----        ---         ----      ------
Total 1992                               $301             $337             $197      $255        $47           --      $1,137
                                         ----             ----             ----      ----        ---         ----      ------

 * Includes shopping centers and other commercial and industrial properties. ** Excludes ORE held for accelerated disposition.

ASSETS HELD FOR ACCELERATED DISPOSITION

In conjunction with Chase's ongoing review and evaluation of its strategic and financial goals pertaining to each of its significant businesses, Management determined to accelerate the reduction of the overall level of exposure in its domestic commercial real estate portfolio. Accordingly, as of March 31, 1993, Chase designated for accelerated disposition (i) selected lower quality performing loans and selected nonaccrual loans, and (ii) selected ORE which collectively had a carrying value of $2,043 million at March 31, 1993, before the related valuation adjustment.
    The assets held for accelerated disposition were individually reviewed and written down to values that Management estimated would be received as assets are sold on a bulk sale liquidation basis. Based upon such review, the estimated disposition value of the assets at March 31, 1993 was determined to be $1,024 million, resulting in a valuation adjustment of $1,019 million, comprised of the utilization of approximately $135 million of existing reserves for possible credit losses and special provisions of $884 million. Included in the special provisions of $884 million were $566 million for loans and $318 million for ORE.
    Until their disposition, assets held for accelerated disposition are carried at the lower of their initial estimated disposition value at March 31, 1993 (cost) or their current disposition value, which is updated on a quarterly basis utilizing the same valuation methodology as was initially applied to the assets as of March 31, 1993. Any change in individual carrying values and gains and losses realized upon disposition of assets are reflected in Chase's Consolidated Statement of Income. Chase's reserve for possible credit losses is not available to the assets in the accelerated disposition portfolio. Interest revenue is recognized based upon the credit characteristics of the individual assets in the accelerated disposition portfolio.
    Since March 31, 1993, the total amount of assets held for accelerated disposition has been reduced by approximately 78% to $222 million at December 31, 1993, resulting in net gains of $291 million. These reductions and related net gains resulted from improved liquidity in the domestic commercial real estate market, partially due to the lower interest rate environment in 1993. As previously mentioned, the initial valuation assumed bulk sale liquidation of these assets. Chase received unanticipated repayments from borrowers, resulting in more favorable realization amounts. In addition, attractive returns in the bulk sale liquidation market increased participation of potential buyers, resulting in gains.

ASSETS HELD FOR ACCELERATED DISPOSITION
- ---------------------------------------
($ in millions)                                 December 31, 1993          March 31, 1993
- ---------------                                 -----------------          --------------
Loans                                                        $151                  $  764
ORE*                                                           71**                   260
                                                             ----                  ------
Total                                                        $222                  $1,024
                                                             ----                  ------
Total as a % of Aggregate
  Contractual Amount                                           38%                     39%
                                                             ----                  ------

 * Includes $40 million and $112 million of in-substance foreclosures at December 31, 1993 and March 31, 1993, respectively.
** December 31, 1993 includes $22 million of foreclosed and in-substance foreclosed real estate that was included in loans held for accelerated disposition at March 31, 1993.

47

RECONCILIATION OF ASSETS HELD FOR ACCELERATED DISPOSITION
- ---------------------------------------------------------
                                                        Carrying                  Related
($ in millions)                                            Value                Net Gains
- ---------------                                         --------                ---------
Balance at March 31, 1993                                 $1,024
Sales                                                       (453)                    $125*
Repayments                                                  (349)                     166
                                                          ------                     ----
Balance at December 31, 1993                              $  222                       --
                                                          ------                     ----
Year ended December 31, 1993                                  --                     $291
                                                          ------                     ----

*  Includes valuation losses of $26 million.

ASSETS HELD FOR ACCELERATED DISPOSITION BY GEOGRAPHIC REGION
- ------------------------------------------------------------
                                                               Percentage of Portfolio
                                                                     December 31, 1993
                                                                     -----------------
New York City                                                                 5%
New York (Excluding New York City)                                           16
                                                                            ---
  Total New York                                                             21
Other Northeast                                                              41
Southeast                                                                    18
Midwest                                                                      11
Southwest/West                                                                9
                                                                            ---
Total                                                                       100%
                                                                            ---









ASSETS HELD FOR ACCELERATED DISPOSITION BY PROPERTY TYPE
- --------------------------------------------------------
                                                               Percentage of Portfolio
                                                                     December 31, 1993
                                                                     -----------------
Office Buildings                                                             30%
Other Commercial*                                                            56
Land                                                                         11
Residential                                                                   3
                                                                            ---
Total                                                                       100%
                                                                            ---

 * Includes shopping centers and other commercial and industrial properties.

Chase continues to actively market the remaining assets held for accelerated disposition and estimates that, based on the liquidity currently being experienced in the marketplace, substantially all of such assets will be disposed of by the end of 1994.


ASSET/LIABILITY MANAGEMENT


OVERVIEW

Asset/liability management (ALM) is an important ongoing process, which requires the management of both liquidity risk and interest rate risk particularly as financial products become increasingly more complex. The policies and guidelines for the management of Chase's liquidity and interest rate risks are established by Chase's Asset/Liability Management Committee (ALMAC). ALMAC is composed of senior market risk managers and key business sector executives and is chaired by Chase's Chief Executive Officer. ALMAC sets limits on potential earnings fluctuations that could arise from the interest rate risk of on- and off-balance sheet accrual positions. ALMAC monitors exposures in view of market developments and Chase's financial condition, sets guidance for interest rate risk management decisions, ensures consistency in the measurement of risk throughout Chase and monitors liquidity and capital adequacy.

LIQUIDITY RISK MANAGEMENT

Chase manages liquidity to achieve two principal objectives. One is to ensure that the Company and its subsidiaries have sufficient liquid assets to meet the normal transaction requirements of their customers and to provide a cushion against unforeseen liquidity needs. The second is to maintain a stable, cost-effective, relationship-based source of financing that is diversified over geographic locations and customer segments. Chase's financing is built on a strong base of customer deposits from its strategic businesses.
    The Company also finances itself with a mixture of common and preferred stock, intermediate- and long-term senior and subordinated debt and commercial paper.
    In October 1993, the Company entered into a revolving credit agreement that expires on October 24, 1994. The agreement, which permits the Company to borrow up to $750 million, replaces three existing agreements that totaled $620 million. No borrowings have ever been made under any of these credit facilities.
    In managing liquidity, Chase takes into account the various legal limitations to the extent to which banks may pay dividends to their parent companies or finance or otherwise supply funds to certain of their affiliates, as discussed in Note 14 of Notes to Financial Statements.

ASSETS

Chase's primary liquidity sources include a large portfolio of assets, including cash and due from banks, interest-bearing deposits placed with banks, federal funds sold and securities purchased under resale agreements, trading account assets and investment securities available for sale. These assets totaled $32.6 billion at December 31, 1993, compared with $24.5 billion at December 31, 1992. During 1993, Chase maintained an average liquid assets to average total assets ratio of 32%, compared with 29% for 1992. Chase also had approximately $2.9 billion of 1-4 family residential property loans and other consumer loans held for sale at December 31, 1993. In addition, Chase can liquefy other assets, through securitizing loans, to satisfy funding needs.

[GRAPH 3]

INVESTMENT SECURITIES

On December 31, 1993, Chase adopted SFAS 115, which requires securities to be classified as trading, available for sale or held to maturity. Prior to adoption, Management completed a review of its debt and equity investments to evaluate its intentions with respect to these securities.

    Securities designated as available for sale are accounted for at fair value, with the unrealized gain (loss), net of deferred taxes, reported as a separate component of Stockholders' Equity. These securities totaled $7.7 billion at December 31, 1993 and included debt and marketable equity securities previously classified as Loans, primarily Mexican Brady bonds and cross-border refinancing countries securities, of approximately $1.0 billion. The total unrealized positive equity adjustment to stockholders' equity resulting from the adoption of SFAS 115 was $264 million at December 31, 1993.
    Investment Securities at December 31, 1993 that Management has both the positive intent and the ability to hold to maturity totaled $1.4 billion and are accounted for at historical cost. For additional information, refer to Notes 1 and 2 of Notes to Financial Statements.
    For additional information on the $6.2 billion of trading account assets, see the Trading Activities section beginning on page 53.

INTEREST-BEARING DEPOSITS PLACED WITH BANKS

Chase places deposits with other banks, principally at their overseas offices for earnings and liquidity purposes. Year-end 1993 deposit balances placed with banks decreased to $5.3 billion from the year-end 1992 level of $5.7 billion, partially due to the transfer to the trading account and sales of certain cross-border deposits in refinancing countries. The average balance of interest-bearing deposits placed with banks increased to $6.8 billion for 1993, from $5.6 billion for 1992, as a result of attractive interest rates available overseas.

LIABILITIES

Deposits represent Chase's principal source of funds. Retail deposits represent a large portion of Chase's funding; however, a growing amount of deposits was received from corporate institutional client sources.
    Chase's branch distribution network has enhanced the stability of its deposit base and, in conjunction with its direct sources of funding, such as the issuance of intermediate- and long-term debt and commercial paper, has provided reliable and diversified sources of funds.

DEPOSITS

Chase's deposit base consists of demand deposits, certificates of deposit, savings and money market accounts and other time deposits. Total deposits increased to $71.5 billion at December 31, 1993, compared with $67.2 billion at December 31, 1992. Demand deposits increased by $3.7 billion to $19.4 billion at December 31, 1993, compared with $15.7 billion at December 31, 1992. Money market accounts were also up by $1.1 billion to $11.9 billion at December 31, 1993, compared with $10.8 billion at December 31, 1992. Consumer certificates of deposit declined $1.4 billion to $8.4 billion at December 31, 1993 from $9.8 billion at December 31, 1992. These shifts in deposits reflect a growing consumer preference for liquidity in a continuing low interest rate environment. Domestic deposits totaled $41.9 billion at year-end 1993, up from $41.1 billion at year-end 1992. Contributing to this increase, primarily in noninterest-bearing deposits, was an increase in domestic custody services. Brokered deposits have declined since year-end 1991, reflecting Chase's decision not to renew such high cost deposits.

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE
- ----------------------------------------------------------
                                                      December 31, 1993
                                                      -----------------
                                          Certifi-            Other
                                          cates of             Time
($ in millions)                            Deposit         Deposits          Total
- ---------------                            -------         --------          -----
Domestic Offices:
   3 Months or Less                         $1,666          $ 1,924        $ 3,590
   Over 3 Through 6 Months                     494               22            516
   Over 6 Through 12 Months                    273                2            275
   Over 12 Months                            1,257              479          1,736
                                            ------          -------        -------
Total Domestic Offices                      $3,690          $ 2,427        $ 6,117
                                            ------          -------        -------
Total Overseas Offices                      $  875          $20,283        $21,158
                                            ------          -------        -------

Overseas deposits of $29.6 billion at year-end 1993 were up $3.5 billion, compared with 1992 as a result of increases in private banking and overseas custody and treasury businesses. Deposits by foreign depositors in domestic offices at year-end 1993 and 1992 were $3.6 billion and $2.9 billion, respectively.

SHORT-TERM FUNDS BORROWED

Short-term funds borrowed consist principally of federal funds purchased, securities sold under repurchase agreements, commercial paper and other short-term borrowings. Federal funds purchased represent overnight funds, securities sold under repurchase agreements generally mature between one day and three months, and commercial paper is issued with maturities of not greater than 270 days. Other short-term borrowings consist principally of term federal funds purchased, notes payable and funds borrowed in overseas offices, which have original maturities of one year or less.
    Average outstandings increased in 1993 for federal funds purchased, securities sold under repurchase agreements and commercial paper, when compared with 1992, as a result of generally lower interest rates for these types of borrowings than for longer term funding sources.

SELECTED SHORT-TERM FUNDS BORROWED
- ----------------------------------
($ in millions)                                                1993           1992              1991
- ---------------                                                ----           ----              ----
Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements:
Balance at End of Year                                      $ 7,890        $ 6,961           $ 5,605
Daily Average Balance Outstanding
  During Year                                                11,269         11,453             8,186
Maximum Balance Outstanding as of
  Any Month-End During Year                                  13,334         14,811            13,787
Daily Average Interest Rate During Year*                       5.06%          5.11%             6.49%
Average Interest Rate on Balance at End
  of Year*                                                     6.14           5.00              4.37
                                                            -------        -------           -------
Commercial Paper of the Company:
Balance at End of Year                                      $ 1,521        $ 1,186           $   996
Daily Average Balance Outstanding
  During Year                                                 1,535          1,121               791
Maximum Balance Outstanding as of
  Any Month-End During Year                                   1,839          1,296             1,007
Daily Average Interest Rate During Year                        3.12%          3.60%             5.79%
Average Interest Rate on Balance at End
  of Year                                                      3.14           3.27              4.57
                                                            -------        -------           -------
Other Short-Term Borrowings:
Balance at End of Year                                      $ 1,813        $ 1,774           $ 2,097
Daily Average Balance Outstanding
  During Year                                                 1,824          2,162             3,074
Maximum Balance Outstanding as of
  Any Month-End During Year                                   2,249          3,152             5,400
Daily Average Interest Rate During Year*                      81.35%         44.02%            20.17%
Average Interest Rate on Balance at End
  of Year*                                                    58.07          29.63             35.10
                                                            -------        -------           -------

* The average interest rates denoted above reflect the extraordinarily high level of local interest rates prevailing in certain
  Latin American countries with highly inflationary economies.

INTERMEDIATE- AND LONG-TERM DEBT

To supply term liquidity, Chase has a medium-term note program that provides for the ongoing issuance of senior and subordinated medium-term notes with maturities of nine months or longer. During 1993, Chase issued approximately $1.0 billion of subordinated debt to take advantage of the lower interest rate environment and Chase's improved debt rating. The proceeds from these issuances were used mainly to retire existing debt and for general corporate purposes. In 1993, approximately $1.0 billion of higher priced debt was called. Intermediate- and long-term debt maturities are discussed in Note 15 of Notes to Financial Statements.

INTEREST RATE RISK MANAGEMENT

Chase's net interest revenue can be affected by fluctuations in market interest rates as a result of timing differences in the repricing of its assets and liabilities. These repricing differences are quantified in specific time intervals and are referred to as interest rate sensitivity gaps. Chase manages the earnings sensitivity that arises from interest rate risk to a level that is consistent with Chase's mix of businesses and products and seeks to limit such risk exposure to a percentage of earnings and capital. The objective in managing interest rate risk is to support the achievement of business strategies, while protecting earnings and liquidity. Chase also positions itself to selectively take advantage of market opportunities in a controlled manner that is consistent with the execution of overall business strategies.
    Management of interest rate risk focuses on both tactical (18 months or less) and structural (beyond 18 months) time frames. Chase has established interest rate risk limits based on an Earnings at Risk (EAR) concept. EAR measures the potential adverse impact on earnings from a given shift in the yield curve, which is statistically determined based on past interest rate movements. EAR is calculated by multiplying the gap between asset and liability maturities/repricings by this yield curve shift. In the tactical time horizon, EAR is measured for each calendar quarter assuming a shift in the yield curve over one month that would encompass approximately 95% of the range of potential outcomes. Longer term structural exposure is similarly measured and then expressed on a present value basis.
    EAR limits are established by ALMAC to control the extent of Chase's interest rate risk exposure. The tactical risk limit is set in terms of a percentage of core net income, while the structural risk limit is set in terms of a percentage of common stockholders' equity. Compliance with established limits is monitored by ALMAC on a weekly basis and Chase's interest rate risk profile is presented to the Board of Directors on a monthly basis. EAR assesses Chase's interest rate risk based on current positions. Chase supplements this measure with extensive use of simulation techniques. Simulations enable Management to assess Chase's interest rate risk from both the current position and forecasted positions assuming new business over a variety of interest rate environments.
    Chase's predominant interest rate sensitivity is to changes in U.S. dollar interest rates. Foreign currency interest rate sensitivity, in general, is limited to the tactical time horizon. During 1993, the quarterly exposures in the tactical time horizon averaged 2.0% of quarterly core net income and the structural time frame exposure averaged 2.4% of common stockholders' equity.
    During 1994, Chase's interest rate risk exposure is to a rising rate environment, that is, assuming no Management action, net interest revenue would be expected to be adversely affected by a rise in interest rates. Conversely, interest rate risk exposure beyond this period is to a declining rate scenario, principally due to Chase's high level of core wholesale and consumer deposits, which exceed the level of fixed-rate assets. This interest rate profile for 1995 and beyond was amplified during 1993 as a result of the conversion of credit cards to floating-rate pricing, the sale of fixed-rate assets, the increase in equity and other factors.
    In managing interest rate risk, Chase uses both cash and derivative products, including interest rate swaps, futures, forwards and option-related products. Derivative products used for asset/liability management purposes are linked to assets, liabilities or groups of similar assets and liabilities and are specifically related to balance sheet management strategies. Correlation and hedge effectiveness tests between the derivative product and the linked balance sheet position are also performed.
    The following chart provides a quantification of Chase's interest rate sensitivity gap as of December 31, 1993, based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others. This chart illustrates the impact of including and excluding the related derivative products on these gaps. This chart also displays only a static view of Chase's interest rate sensitivity gap and does not capture the dynamics of balance sheet, rate and spread movements, nor Management's actions that may be taken to manage this position.

[GRAPH 4]

Notes to chart:

(1) Cumulative Interest rate gaps are defined as the average cumulative fixed rate positions (assets less liabilities) for a given calendar period. The gaps measure the time weighted dollar equivalent volume of positions fixed for a particular calendar period. The gap positions reflect a stock concept rather than the traditional flow concept as measured by runoff. For example, a $100 million certificate of deposit made on January 1 and maturing on February 28 would have a gap impact of $66 million ($100 million x 59 days/90 days) in the 1 to 3 month repricing timefrace.
(2) Variable rate balances are reported based on their repricing dates. Fixed rate balances are reported based on their scheduled contractual maturity dates, except for certain investment securities and loans secured by 1-4 family residential properties that are based on anticipated prepayments, Given the indeterminate date of any sales, Investment securities that may be sold prior to maturity are similarly reported, depending on their variable or fixed rate terms.
(3) Prime-priced loans are considered as 1 to 3 month assets, fixed rate credit card receivables are classified as a 2-year maturity, while stockholders' equity is assigned a 5-year maturity.
(4)  Trading Account Assets are considered overnight assets.
(5) Core demand deposits, noninterest-bearing time deposits, savings accounts and money market accounts are classified as 7-year maturities, The balance, or noncore portions of these deposits, are traunched from overnight to 1-year maturities. The Interest rate sensitivity assumptions presented for these deposts are based on historical and current experiences regarding product portfolio retention and interest rate repricing behavior.

As indicated, Chase uses derivative products principally to manage the timing difference also in repricing characteristics arising from its customer-related assets and liabilities. As set forth in Note 18 of Notes to Financial Statements, Chase had approximately $37 billion and $14 billion of notional swap principal and other ALM contracts outstanding, respectively, related to such activities at December 31, 1993. The primary use of such swaps and other ALM contracts is to convert certain deposits and intermediate- and long-term debt to a floating-rate basis or to convert certain loans and interest-bearing placings to fixed rates of interest. Such transactions mitigate Chase's structural risk, which reflects more fixed-rate liabilities than assets. In addition, Chase hedges certain of its balance sheet assets and liabilities, such as investment securities, to lock in spreads and mitigate the risk of a decline in value due to a change in rates. The income effect of these activities is recorded in the applicable interest revenue or interest expense captions associated with the balance sheet accounts to which the derivatives are linked.
    The following table summarizes certain of Chase's 1993 on-balance sheet assets and liabilities, the corresponding interest revenue earned or interest expense incurred, as well as the notional or contract amounts of derivative products used for ALM purposes. Also disclosed is the approximate percentage impact these derivative products had on the related interest amounts reflected in Chase's Consolidated Statement of Income. The percentage impact represents the reduction in interest revenue or interest expense on the related balance sheet items from the use of such derivative products. These impacts must be viewed in conjunction with Chase's overall long-term ALM strategies and may be mitigated by corresponding changes in interest revenue or interest expense associated with the related assets and liabilities.


DERIVATIVE PRODUCTS AND RELATED BALANCE SHEET POSITIONS AND INTEREST REVENUE (EXPENSE)
- --------------------------------------------------------------------------------
                                                                         Contract/
                                                                      Notional Amount           Income
                                                                      ---------------          Statement
                                                     Balance      Interest         Other       Interest
                                                       Sheet          Rate           ALM        Revenue       Percentage
($ in millions)                                       Amount         Swaps     Contracts       (Expense)          Impact*
- ---------------                                       ------         -----     ---------       --------           ------
December 31, 1993
Interest-Bearing Deposits
  Placed with Banks                                  $ 5,309       $ 1,000       $   400         $   717              (1)%
Investment Securities                                  9,074         1,600            --             685              (4)
Loans                                                 60,493         9,200           500           5,795               -
Deposits                                              71,509        23,100        12,800          (2,014)             15
Intermediate- and
  Long-Term Debt                                       5,641         2,400           400            (491)             13
                                                     -------       -------       -------         -------             ---

* Represents the approximate percentage impact of the interest revenue or interest expense arising from ALM derivative products on the related interest revenue or interest expense amount prior to the impact of the derivative products.

At December 31, 1993, the weighted average duration of ALM swaps was approximately 2.9 years. Other ALM contracts generally mature in one year or less.
    As set forth in Note 25 of Notes to Financial Statements, at December 31, 1993, the fair value of Chase's open derivative contracts used for ALM purposes reflected a net unrealized gain of $140 million. Chase's Consolidated Statement of Condition included deferred gains and losses related to closed ALM derivative contracts and open futures contracts, and unamortized premiums on open ALM option products amounting to a net gain (credit balance) of $336 million. Over 90% of this amount is expected to amortize to income over the next 7 years, with nearly 60% occurring within the next 2 years.

CAPITAL MANAGEMENT

Capital management is an ongoing process that consists of providing equity and long-term debt for both current and future financial positioning. Chase manages its capital to execute its strategic business plans and to support its growth and investments, including acquisition strategies, in its core businesses. During 1993, Chase strengthened its capital base primarily through a common equity offering, retained earnings and subordinated debt issuances. In addition, Chase reduced its average cost of capital by redeeming and then replacing various preferred stock and subordinated debt issues. Chase expects to continue to strengthen its capital position through the retention of earnings and the issuances of various types of capital.
    Chase and its banking subsidiaries are subject to the capital adequacy guidelines of various federal banking agencies, such as the Federal Reserve Board and the Office of the Comptroller of the Currency. At December 31, 1993, Chase and each of its banking subsidiaries were in compliance with the capital guidelines of their respective regulatory agencies and are expected to remain in compliance in the future. Furthermore, pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), the federal banking regulators have set the minimum capital ratios for a well-capitalized banking institution at 6% Tier I Capital, 10% Total Capital and 5% Tier I Leverage. The capital ratios of all of Chase's banking subsidiaries exceeded these levels at December 31, 1993.

CAPITAL RATIOS*

                                                                          December 31,                     Minimum
                                                                          ------------                  Regulatory
                                                              1993            1992           1991       Guidelines
                                                              ----            ----           ----      -----------
Tier I Leverage Ratio(a)                                      7.81%           6.66%          5.28%       3.00-5.00%
Risk-Based Capital Ratios(b)
     Tier I                                                   8.44            6.76           5.32             4.00
     Total Capital                                           13.22           11.12           9.74             8.00
                                                             -----           -----           ----        ---------

 *  Based on Federal Reserve Board definitions. Risk-based capital and leverage ratios exclude the assets and off-balance sheet financial instruments of Chase Securities, Inc. (CSI). For capital calculations, one-half of the investment in CSI is deducted from both Tier I and Tier II Capital.
(a) Tier I Capital divided by adjusted average assets. Adjusted average assets are defined as total quarterly average assets less the assets of CSI and other adjustments.
(b) Tier I Capital or Total Capital divided by net risk-weighted assets. Net risk-weighted assets include assets and off-balance sheet positions, weighted by the type of instrument and the risk weight of the counterparty, collateral or guarantor.

RISK-WEIGHTED ASSETS AND OFF-BALANCE SHEET EXPOSURES*

                                                                         December 31,
                                                                         ------------
($ in millions)                                              1993            1992            1991
- ---------------                                              ----            ----            ----
Balance Sheet Risk-Weighted Assets                        $66,413         $67,371         $68,379
Off-Balance Sheet Risk-Weighted Items                      23,081          24,972          26,522
Net Risk-Weighted Assets                                   89,192          91,587          94,127
                                                          -------         -------         -------

* Based on Federal Reserve Board definitions.

The risk-based capital guidelines are designed to measure Tier I and Total Capital (Tier I and Tier II) in relation to the credit risk of both on- and off-balance sheet items.
   The following table shows the components of regulatory capital as defined by the banking regulators for risk-based capital and leverage ratio guidelines.


COMPONENTS OF CAPITAL*

                                                                                 December 31,
                                                                                 ------------
($ in millions)                                                            1993      1992       1991
- ---------------                                                            ----      ----       ----
Tier I Capital
Common Stockholders' Equity                                              $6,723    $5,034     $4,282
Minority Interest                                                            66         3          3
Nonredeemable Preferred Stock                                             1,399     1,477      1,042
Less:
  50% of Investment in CSI                                                  139       114         93
  Other                                                                     521       206        226
                                                                        -------   -------     ------
Tier I Capital                                                            7,528     6,194      5,008
                                                                        -------   -------     ------
Tier II Capital

Redeemable Preferred Stock                                                   --        53         53
Mandatory Convertible Debt                                                   98       212        507
Subordinated Notes                                                        3,178     2,684      2,504
Reserve for Possible Credit Losses                                        1,122     1,157      1,186
Less:
  50% of Investment in CSI                                                  139       114         93
                                                                        -------   -------     ------
Tier II Capital                                                           4,259     3,992      4,157
                                                                        -------   -------     ------
Total Capital                                                           $11,787   $10,186     $9,165
                                                                        -------   -------     ------

* Based on Federal Reserve Board definitions.

The increase in Tier I Capital over 1992 primarily resulted from the issuance of $818 million in common stock, increased retained earnings (including the effect of the adoption of SFAS 109 to the extent applicable under current capital guidelines) and the issuance of $172 million Preferred Stock, Series M, partially offset by the redemption of $250 million Preferred Stock, Series E.
   In addition to the increase in Tier I Capital, Tier II Capital increased by $267 million, compared with 1992, primarily as a result of the issuance of $1.0 billion of subordinated notes. The increase was partially offset by approximately $664 million from the redemption of Tier II qualifying securities, including the retirement of Redeemable Preferred Stock, Series B and C totalling $53 million, and from the effect of the discount applicable to subordinated notes with remaining maturities of five years or less.
   Excluded from Tier I and Total Capital for 1993, in the other category, shown in the preceding table, is primarily goodwill and net unrealized gains on Investment Securities Available for Sale that arose from the adoption of SFAS 115 on December 31, 1993. The bank regulatory agencies are currently evaluating public comments received on proposed amendments to their regulatory capital guidelines that would include in Tier I Capital net unrealized gains and losses on such securities. However, until such amendments are finalized, any net unrealized changes must be excluded from the determination of Tier I and Total Capital.
   The FASB has issued Interpretation 39, "Offsetting of Amounts Related to Certain Contracts," which Chase adopted on January 1, 1994. This accounting standard requires the fair value of certain financial contracts (i.e., single and cross currency interest rate swaps, foreign exchange contracts, options and other conditional and exchange contracts) used in trading activities to be presented on a gross basis in the Consolidated Statement of Condition, unless master netting agreements are in place. As such, all amounts related to each contract (e.g., mark-to-market adjustment, accrued interest receivable, accrued interest payable, etc.) are combined and, if positive, reported as Trading Account Assets and, if negative, reported as Trading Account Liabilities. The implementation of this accounting standard will increase total assets and liabilities, since Chase previously reported the fair value of these contracts on a net basis in the Consolidated Statement of Condition, consistent with industry practice. Such implementation will not affect risk-based capital ratios since, for purposes of computing regulatory capital, these amounts have been reported on a gross basis, but will decrease the Tier I Leverage ratio. At December 31, 1993, the amount of such increase in assets and liabilities was estimated at approximately $10 billion after giving effect to master netting agreements currently in place which, on a pro forma basis, would have reduced the asset-based Tier I Leverage ratio from 7.81% to 7.07%.

COMMON STOCK ISSUANCES
                                                                                1993                 1992
                                                                           --------------       ---------------
($ in millions, shares in thousands)                                               Shares                Shares
- ------------------------------------                                               ------                ------
Common Stock Offering                                                      $746    25,300       $ --         --
Dividend Reinvestment and Stock
  Purchase Plan (DRIP):
   Dividends Reinvested                                                      15       502         59      2,510
   Optional Cash Deposits                                                    41     1,312        200      8,590
Equity Contracts                                                             --        --        132      3,176
Subordinated Notes due 1996*                                                 --        --         35      1,422
Stock Option and Incentive Plans                                             16     1,078          8        540
Other                                                                        --         2         --         --
                                                                           ----    ------       ----     ------
Total                                                                      $818    28,194       $434     16,238
                                                                           ----    ------       ----     ------

* Interest on the Company's Floating Rate Subordinated Notes due 1996 was paid in shares of common stock of the Company to the extent of 8.50% per annum.

The Company is using the net proceeds from the common stock offering to provide funding to support its growth and acquisition strategies for its core businesses and for general corporate purposes.
    The Company's Board of Directors declared a common stock cash dividend of 30 cents per share for each quarter during 1993 and 1992 and on January 19, 1994, declared an increased quarterly dividend of 33 cents per share.
    Also on January 19, 1994, the Board adopted a new broad-based employee stock option plan. Under the plan, substantially all full-time employees were awarded options to purchase 400 shares of common stock of the Company, and substantially all part-time employees were awarded options to purchase 200 shares of common stock of the Company at an exercise price of $35.50 per share. The options become exercisable on January 19, 2003, and all options expire on January 19, 2004. The options may, however, be exercised on an accelerated basis if certain share price performance levels are achieved during the period from January 19, 1994 through March 31, 1997. For additional details, see Note 11 of Notes to Financial Statements.
    In 1993 and 1992, common dividends reinvested in common stock under the DRIP represented an average participation rate of eligible shares of 8% and 34%, respectively. Participants in the DRIP may invest in additional shares of common stock by making optional cash deposits within specified limits. From time to time, optional cash deposits have been accepted at rates discounted below the then current market prices for the Company's common stock. In April
1993, the Company amended the DRIP to limit to a maximum of $6,000 per quarter the amount of cash dividends that may be reinvested at a 5% discount from the current market price by any participant. Reinvestment of cash dividends in excess of that amount continues to be permitted without any discount. In addition, the maximum amount of optional cash purchases at a 3% discount by any participant is limited to $2,000 per month. Waivers of these limitations are no longer permitted. These amendments significantly reduced the number of shares of common stock issued under the DRIP in 1993.
    In 1992, registered owners of Equity Contracts, which were sold with the 15.50% notes due 1992 as units (each consisting of $1,000 principal amount of such notes and a $1,000 equity contract), were obligated to purchase shares of the Company's common stock at a price of $41.67 per share, which resulted in the addition of approximately $132 million to Tier I Capital.


TRADING ACTIVITIES

Chase conducts its trading activities predominantly in two business sectors:
Global Risk Management (GRM) and Global Capital Markets (GCM). GRM designs and markets a broad range of risk management products that provide customers with the ability to manage currency, interest rate and other financial exposures. The net portfolio exposures created as a result of providing this service to customers are managed by GRM as part of Chase's trading portfolio. As a secondary business objective, GRM creates proprietary positions in its trading portfolio to take advantage of market opportunities that are not associated with customer activities. GRM's trading activity is concentrated in major currencies and products, including foreign currency, precious metals, and interest rate, commodity and equity derivative products.
    GCM functions as an intermediary between customers (both issuers and investors) and the capital markets worldwide. Issuer needs are met through primary market activities, including underwriting, private placement and syndication. In order to meet investor needs, as well as to provide secondary market support to primary market activity, GCM sells and trades a variety of instruments in the U.S. and international capital markets, including Brady bonds and restructured loans of emerging market countries, U.S. government and government agency securities, money market instruments, and investment grade and noninvestment grade fixed income securities.
    The trading activities described above give rise to financial instruments that are included in Chase's financial statements and are discussed in the footnotes. Trading Account Assets at both December 31, 1993 and 1992 were comprised of securities, loans, precious metals and the net fair value of foreign exchange and derivative products. The level of such assets is affected by customer needs and various market factors, including interest and exchange rates. The 1993 increase in securities was primarily the result of growth in the emerging markets area.

TRADING ACCOUNT ASSETS

                                               December 31,
                                               ------------
($ in millions)                             1993         1992*
- ---------------                             ----         -----
Securities and Loans                      $6,171        $4,748
Other                                        762           585
                                          ------        ------
Total                                     $6,933        $5,333
                                          ------        ------

* Includes $528 million that was reported in the Other Assets financial statement classification.

Note 18 of Notes to Financial Statements provides a description of the above-mentioned foreign exchange and derivative products, including a summary of the contract or notional amounts associated with these financial instruments. The notional or contract amounts are not recorded as assets or liabilities on the balance sheet, but solely represent the volume of outstanding transactions for foreign exchange and derivative products.
    The customer-initiated activity in these businesses often arises from customer needs identified in Chase's other business sectors. Further discussion of Chase's approach to integrated delivery of global products and services can be found in the Description of Business section beginning on page 90.
    Trading returns are realized by retaining the spread and managing the net risk exposure on customer-initiated transactions, through fees on services provided to customers, and by positioning risk, within established guidelines, to take advantage of discretionary market opportunities. Trading and trading-related revenues (including revenue classified as net interest revenue for financial statement purposes) for GRM and GCM totaled $808 million in 1993, up from $603 million in 1992. Total trading and trading-related revenues were well-distributed across businesses and geographic markets:

TOTAL TRADING AND TRADING-RELATED REVENUES*
($ in millions)                                                            1993      1992
- ---------------                                                            ----      ----
Business Diversification:
  Foreign Exchange and Precious Metals                                     $390      $343
  Derivative Products                                                       201       121
  GCM Trading and Underwriting                                              217       139
                                                                           ----      ----
Total                                                                      $808      $603
                                                                           ----      ----
Geographic Distribution:
  The Americas                                                             $427      $265
  Europe                                                                    231       176
  Asia                                                                      150       162
                                                                           ----      ----
Total                                                                      $808      $603
                                                                           ----      ----

* Net interest revenue attributable to trading activities of approximately $90 million in 1993 and approximately $145 million in
  1992 includes accruals on interest-earning and interest-bearing trading-related positions, as well as allocated amounts reflecting the cost or benefit, based on short-term interest rates, associated with net trading-related positions.

In addition to trading and trading-related revenues, GCM also generated fee revenue from loan syndication and private placement activities in both 1993 and 1992.
    Although no system or control process can replace the judgment of experienced traders and trading managers, a structured risk management process, which allows for risk taking within defined limits, is integral to driving balanced customer, product and service objectives and ensuring that the trading businesses continue to add value to both customers and shareholders.

    Within its trading businesses, Chase has two primary risk management objectives: to eliminate excessive and unacceptable risk; and to optimize the risk/return profile of each business. In order to ensure that trading activities are consistent with these objectives, and to provide a framework within which business decisions can be made, Chase has defined a set of fundamental risk management principles, including:

    o Formal definition of risk management responsibilities.

    o Measurement of risk in accordance with "Value-at-Risk" methodologies.

    o Continual evaluation of Chase's risk appetite, communicated and managed through risk limits and controls.

    o Evaluation of business performance, relative to risks taken.

RISK MANAGEMENT RESPONSIBILITIES

In order to provide for the comprehensive integration of risk management practices and business strategies, while ensuring the appropriate degree of control and independence, Chase has established risk management functions. These functions are independent of the units that create risk exposure and are responsible for the measurement and management of the market, credit, and administrative, operational and technology risks of the trading businesses, the communication of these risks to senior management and the Board of Directors, as well as the continuous review of the risk management approach, policies and procedures. These risk management functions report jointly and are accountable to both the senior business executives as well as the appropriate corporate functional executives.
    The Market Risk Policy Committee is responsible for the oversight and direction of Chase's combined market risk profile and appetite, including the establishment of corporate practices and policies, and the governance of institutional risk tolerance, limits and compliance. Reporting to this committee is a group of risk management and marketing executives from the trading businesses whose primary objectives are to promote a forum for appropriate discussion of market activities and performance expectations, and to identify market risk governance issues.
    The senior management framework for establishing policies and guidelines for credit risk management of trading transactions is identical to that for credit risk in the traditional lending portfolio. Refer to the Credit Risk Management section beginning on page 38 for more information.

RISK MEASUREMENT

Chase uses Value-at-Risk methodologies to capture the potential expected and unexpected changes in the market value, or price, of individual and aggregate trading positions that can result from changes in risk factors, including credit risk factors. Value-at-Risk provides a measure of risk across diverse financial markets and products for a given time horizon and confidence level.
    Market risk can be defined as the risk of loss resulting from changes in the financial markets in which Chase participates, such as changes in the level of interest rates or exchange rates. Market risk at Chase is currently measured through "risk dollars," which quantify the loss that could occur in a 24-hour period, within a two standard deviation confidence interval (i.e., 97.5%), under normal market conditions. Risk dollars, however, are not an absolute measure of market risk under all conditions and the professional judgment of experienced business and risk managers is used to evaluate and supplement the risk dollar methodology, including liquidity, event, concentration and historical price volatility and correlation reliance risks.
    Using this methodology, Chase's predominant market risk exposures are in its foreign currency and securities trading portfolios. On average, market risk associated with derivative products during 1993 accounted for less than 25% of Chase's total market risk exposure from all trading activities.
    Credit risks include both counterparty and issuer risks. Counterparty risk can be defined as the risk of loss resulting from a counterparty's inability or unwillingness to fulfill its obligations to Chase, as well as other risks that might impede Chase's ability to enforce full performance by the counterparty. Issuer risk can be defined as the risk of loss resulting from adverse movements in the price of a trading asset due to changes in the market's perception of the issuer's financial strength. These risk exposures are measured by Value-at-Risk methodologies that assess the size of the potential exposure during the life of the transaction, the probability of a credit event occurring during the transaction, and the probable impact of such an event. These methodologies use a statistical confidence approach to determine potential exposure when the level of exposure cannot be definitely ascertained at the outset of the transaction.
    Chase's predominant credit risk exposures in its trading businesses relate to derivative products, as derivative credit risk exposures are primarily of a medium-term nature, while credit exposures in most other trading products are of a short-term nature. Approximately 70% of these derivative credit exposures are with counterparties of investment grade quality. In addition, financial institutions, 90% of which are from OECD countries, represent the dominant industry exposure. No other industry segment is greater than 3% of the total. All individual credit exposures are strictly controlled through a limit monitoring process, and, in addition, certain other techniques to reduce exposures, such as collateral requirements, are employed when appropriate. Documentation allowing for the netting of offsetting contractual exposures is obtained whenever possible. Netting can reduce credit exposures.
    Administrative, operational and technology risk is defined as the risk of loss resulting from the attributes of the trading businesses, including production disruptions, inadequate systems planning and legal risks. While market and credit risks can largely be assessed based on models that quantify the risk elements in order to set limits, administrative, operational and technology risk assessment is based largely on a qualitative assessment of potential risk exposures.

RISK APPETITE

Chase's risk appetite is continually evaluated and communicated through risk limits to ensure that the level of risk in the trading activities is consistent with Chase's mission, strategy and objectives. Market risk is primarily controlled through the use of risk dollar limits, as an extension of notional position limits and loss limits. Risk dollar limits are reviewed at least quarterly to ensure consistency with the historical and anticipated financial performance of a business, as well as alignment with strategic business objectives. Credit risk is controlled through a variety of policies, limits and procedures to ensure that potential losses resulting from credit-related events do not exceed Chase's risk appetite, and that trading activities are conducted in accordance with risk management objectives. All counterparties and issuers are evaluated by methods consistent with the practices found in traditional bank lending activities, which are discussed in more detail in the Credit Risk Management section beginning on page 38. Administrative, operational and technology risks are monitored through a qualitative assessment of risk, including annual production planning, service delivery standards and back-up and contingency plans, and are managed through extensive controls, including front- and back-office system reconciliation, confirmation processes, and daily position and performance validation.

PERFORMANCE EVALUATION

The assessment of the potential unexpected losses resulting from each of the identified risks (market, credit, and administrative, operational and technology) provides Management with a consistent framework in which to evaluate business risk/return profiles, validate objectives and strategies, and optimally allocate resources. Further analysis of the trading business risk/return profile, including the attribution of trading revenues to risk components, provide business and risk management with information relating to both the business decision framework (e.g., the validation of pricing methodologies), and the business strategic outlook (e.g., the sustainability of risk/return relationships).

RECENT ACQUISITIONS AND DIVESTITURES

In December 1993, Chase entered into an agreement to sell Chase Bank of Arizona and its subsidiary, Chase Trust Company of Arizona. Such sale, which is subject to regulatory approval, is expected to close during the second quarter of 1994.
    In July 1993, Chase acquired Troy & Nichols, Inc., a consumer mortgage origination and servicing company, with total assets of approximately $565 million and a mortgage servicing portfolio of approximately $9.6 billion. In addition, Chase purchased other mortgage servicing portfolios totaling $7.4 billion in 1993.
    In 1992 and 1991, mortgage servicing portfolios totaling $3.4 billion and $6.1 billion, respectively, were purchased.
    During 1993, continuing its restructuring of certain overseas businesses, specifically its decision to focus on its U.S. distribution capabilities for consumer products, Chase sold its Singapore credit card business and a 46% interest in Manhattan Card Co. Limited, its Hong Kong credit card business. In addition, Chase closed its consumer banking activities in Singapore and Chile.

BUSINESS OPERATIONS

A description of the products and services offered by Chase's major businesses is provided in the Description of Business section on page 90.
    The following table sets forth the estimated net income (loss), average assets and return on average assets for 1993, 1992 and 1991 for the major businesses of Chase.

                                     Net Income (Loss)            Average Assets                 Return on
                                      ($ in millions)             ($ in billions)              Average Assets
                                 -----------------------    -------------------------    --------------------------
                                 1993      1992     1991      1993     1992      1991     1993      1992       1991
                                 ----      ----     ----      ----     ----      ----     ----      ----       ----
Retail Businesses                $585      $580     $465    $ 38.7   $ 38.0    $ 42.0     1.51%     1.53%      1.11%
Wholesale Businesses              685       385      275      55.6     51.6      46.9     1.23      0.75       0.59
Real Estate Finance Sector       (765)     (465)    (425)      5.0      7.8       8.8   (15.18)    (5.98)     (4.85)
LDC Portfolio Management          130        50       30       3.7      4.2       4.7     3.54      1.20       0.63
Unallocated Corporate Items       331        89      175      (0.3)    (1.2)     (1.6)     N/M       N/M        N/M
                                 ----      ----     ----    ------   ------    ------    -----      ----       ----
Total Corporation                $966      $639     $520    $102.7   $100.4    $100.8     0.94%     0.64%      0.52%

N/M--not meaningful.

The estimated results for Chase's major businesses are derived from Chase's internal accounting systems, which are continually refined to better reflect organizational performance. These systems allocate to each business: revenue, expenses and balances related to the business, as well as corporate overhead, operations expenses and systems development charges. They also incorporate processes for allocating Chase's capital base and for matching, within each business, assets and liabilities with similar maturity, liquidity and interest rate characteristics. Prior years' business results have been restated to be consistent with 1993; restatements reflect changes in organizational structure, as well as ongoing refinements of allocation methodologies.

RETAIL BUSINESSES

The net income of Retail Businesses includes the results of the business components that provide retail banking, investment management and other financial services to retail customers, primarily in the U.S. These businesses, National Consumer Products, Regional Banking and Global Private Banking, produced net income, estimated on the basis described above, of $585 million in 1993, comparable with the $580 million in 1992 and $465 million in 1991. The factors contributing to the flat earnings compared with the prior year included: the effect of accelerated mortgage servicing writedowns in the mortgage business due to the high level of refinancings in the U.S. mortgage market; charges related to continued restructuring of the consumer banking network and a decline in Regional Banking deposits. These negative factors were offset by the previously described gain from the sale of 46% of Manhattan Card Co. Limited in Hong Kong, continued revenue growth in consumer credit products in the U.S., as well as a substantial increase in Global Private Banking income, reflecting a higher level of assets under management. In general, the retail businesses continued to benefit from controls in place to ensure strong credit quality in the loan portfolio and the availability of funding for new investments due to savings from restructuring programs and efficiency measures implemented over the past few years.

WHOLESALE BUSINESSES

The net income of Wholesale Businesses includes the results of the business components that serve the financial needs of wholesale customers, both in the U.S. and overseas. These are Global Corporate Finance, Global Risk Management, Global Capital Markets and Transaction and Information Services (doing business as Chase InfoServ International). In 1993, the estimated net income of the Wholesale Businesses was $685 million, compared with $385 million in 1992, an increase of 78%, and $275 million in 1991. The increase in 1993 included significant growth in all of these businesses. Global Corporate Finance showed improvement in all geographic areas, with improved asset quality and higher investment banking-related revenue in 1993, including the realization of gains from the sales of equity investments. The Global Risk Management business, as well as Chase's wholesale treasury activities, benefited from favorable interest rate environments. Additionally, Global Risk Management achieved a record level of trading revenue, partially offset by higher operating expenses, including increased investments in new products and systems. Global Capital Markets performance was driven by increased trading profits in the emerging markets activities, as well as successful development of the high-yield debt business and continued strong loan syndication performance. In 1993, Chase InfoServ International's revenues increased substantially, reflecting increased client activity in cross-border investing, higher client asset values in custody services and overseas growth in other product areas including payments and trusts. Continued gains in productivity throughout the sector contributed to improvement in its profitability.

REAL ESTATE FINANCE SECTOR

The Real Estate Finance Sector is the New York-based business component of Chase that serves the financial needs of certain commercial real estate owners and developers in the U.S. and manages the assets related to discontinued real estate lending activities for both these businesses, and those in the Regional Banking units outside New York. Its assets include loans not categorized as commercial real estate loans and do not include the commercial real estate loans related to the continuing real estate business in Regional Banking. Prior years' results have been restated to reflect changes in organizational structure, due to the transfer of discontinued real estate activities in Regional Banking to the Real Estate Finance Sector. In 1993, the Real Estate Finance Sector's net loss was $765 million, compared with net losses of $465 million in 1992 and $425 million in 1991. The increase in the net loss in 1993, compared with the prior years, primarily reflected the charges associated with establishing the accelerated disposition portfolio and higher foreclosed property expenses.

LDC PORTFOLIO MANAGEMENT

LDC Portfolio Management is the component of Chase that oversees the loan portfolio of cross-border extensions of credit to refinancing countries. This business unit reported net income of $130 million in 1993, compared with $50 million in 1992 and $30 million in 1991. The improvement in 1993, compared with 1992, reflects the interest revenue from sale of Brazilian and Argentine past due interest bonds.

UNALLOCATED CORPORATE ITEMS

The net income (loss) of each of the four major businesses as reported in the preceding table includes the applicable provision for income taxes. The $500 million favorable impact from the adoption of SFAS 109 in 1993, as well as Chase's utilization of tax benefits in 1992 and 1991, is included in Unallocated Corporate Items. Unallocated Corporate Items also included a portion of the charges associated with the adoption of SFAS 106 and SFAS 112, described elsewhere in this Annual Report. Also included in 1993 and 1992 are certain unallocated costs associated with Chase's banking premises. The assets in Unallocated Corporate Items represent Chase's credit loss reserves, net of certain premises and other assets, not allocated to specific business units.

REPORT OF INDEPENDENT ACCOUNTANTS

PRICE WATERHOUSE

1177 Avenue of the Americas
New York, New York 10036

To the Board of Directors and Stockholders of The Chase Manhattan Corporation

In our opinion, the accompanying consolidated statement of condition of The Chase Manhattan Corporation and Subsidiaries and the related consolidated statements of income, of changes in stockholders' equity and of cash flows and the consolidated statement of condition of The Chase Manhattan Bank, N.A. and Subsidiaries appearing on pages 58 through 82, present fairly, in all material respects, the financial position of The Chase Manhattan Corporation and Subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 and the financial position of The Chase Manhattan Bank, N.A. and Subsidiaries at December 31, 1993 and 1992, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the management of The Chase Manhattan Corporation and The Chase Manhattan Bank, N.A.; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.
    As discussed in notes 1, 2, 17 and 20 to the consolidated financial statements, The Chase Manhattan Corporation and Subsidiaries changed their method of accounting for investments in debt and equity securities, postretirement benefit plans and income taxes in 1993.



/s/ Price Waterhouse

January 19, 1994



CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Nos. 2-99686, 33-7299, 33-13729, 33-20950, 33-51044, 33-58144, 33-61364 and 33-63018) and
Form S-8 (Nos. 2-84856, 2-61480, 2-91637, 2-90759, 33-28024, 33-29140, 33-29614
and 33-44863) of The Chase Manhattan Corporation of our report dated January 19, 1994 appearing above. We also consent to the reference to us under the heading "Experts" in such Prospectuses.




/s/ Price Waterhouse

February 25, 1994


REPORT OF MANAGEMENT


TO THE STOCKHOLDERS

Management is responsible for the content of the financial statements included in this annual report and the information contained in other sections of this annual report, which information is believed to be consistent with the content of the financial statements. Management believes that the financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances to reflect, in all material respects, the substance of events and transactions that should be included. The financial statements of necessity reflect Management's judgments and estimates as to the effects of events and transactions that are accounted for or disclosed.
    Management has long recognized the importance of the Corporation maintaining and reinforcing the highest possible standards of conduct in all of its actions, including the preparation and dissemination of statements fairly presenting the financial condition of the Corporation. In this regard, it has developed a system of internal accounting control that plays an important role in assisting Management in fulfilling its responsibilities in preparing the Corporation's financial statements. The Corporation's system of internal accounting control is designed to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with Management's authorizations and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles. This system is augmented by written policies and procedures and by an independent worldwide internal audit staff, which reports to the Audit Committee of the Board of Directors. Management recognizes that because of cost-benefit considerations and other inherent limitations on the effectiveness of any internal accounting control system, some errors or irregularities may occur. However, Management believes that the Corporation's internal accounting control system provides reasonable assurance that errors and irregularities that could be material to the financial statements are prevented or would be detected on a timely basis and corrected in the normal course of business.
    The Audit Committee of the Board of Directors, composed entirely of outside Directors, has responsibility for recommending the independent accountants for the Corporation who are appointed by the Board of Directors. The Audit Committee reviews with the independent accountants the scope of their audit and audit reports and meets with them on a scheduled basis to review their findings and any actions to be taken thereon. In addition, the Audit Committee meets with the internal auditors and with Management to review the scope of the internal audit program and the performance and findings of the internal audit staff and any actions to be taken by Management. The independent accountants and the internal auditors have free access to the Audit Committee without Management being present.
    The independent accountants are engaged in their annual audit function to express an opinion on the Corporation's financial statements, which opinion is based on their performance of generally accepted auditing procedures believed by them to be sufficient to provide reasonable assurance that the financial statements included in this annual report are free of material misstatement.


/s/ Thomas G. Labreque

Chairman and Chief Executive Officer



/s/ E. Michel Kruse

Executive Vice President and Chief Financial Officer
January 19, 1994

CONSOLIDATED STATEMENT OF CONDITION
The Chase Manhattan Corporation and Subsidiaries
                                                                                                                   December 31,
                                                                                                                   ------------
($ in millions)                                                                                              1993               1992
- ---------------                                                                                              ----               ----
Assets
Cash and Due from Banks                                                                                  $  6,068            $ 5,008
Interest-Bearing Deposits Placed with Banks                                                                 5,309              5,722
Federal Funds Sold and Securities Purchased Under Resale Agreements                                         6,586              4,191
Trading Accounts Assets                                                                                     6,933              4,805
Investment Securities:
  Held to Maturity (Market Value of $1,417 and $1,464, Respectively)                                        1,384              1,431
  Available for Sale Carried at Fair Value                                                                  7,690                 --
  At Lower of Cost or Market (Market Value of $5,087)                                                          --              4,749
                                                                                                         --------            -------
    Total Investment Securities                                                                             9,074              6,180
Loans                                                                                                      60,493             62,558
  Less: Reserve for Possible Credit Losses                                                                  1,425              1,913
                                                                                                         --------            -------
    Loans, Net                                                                                             59,068             60,645
Assets Held for Accelerated Disposition                                                                       222                 --
Customers' Liability on Acceptances                                                                           689                608
Accrued Interest Receivable                                                                                   871                976
Premises and Equipment                                                                                      1,782              1,858
Other Assets                                                                                                5,501              5,869
                                                                                                         --------            -------
    Total Assets                                                                                         $102,103            $95,862
                                                                                                         --------            -------
Liabilities, Redeemable Preferred Stock and Stockholders' Equity
Deposits:
  Domestic Offices:
    Noninterest-Bearing                                                                                  $ 14,217            $12,398
    Interest-Bearing                                                                                       27,648             28,663
  Overseas Offices:
    Noninterest-Bearing                                                                                     2,473              1,718
    Interest-Bearing                                                                                       27,171             24,445
                                                                                                         --------            -------
    Total Deposits                                                                                         71,509             67,224
Federal Funds Purchased and Securities Sold Under Repurchase Agreements                                     7,890              6,961
Commercial Paper                                                                                            1,465              1,145
Other Short-Term Borrowings                                                                                 1,813              1,774
Acceptances Outstanding                                                                                       696                619
Accrued Interest Payable                                                                                      416                578
Accounts Payable, Accrued Expenses and Other Liabilities                                                    4,551              4,084
Intermediate- and Long-Term Debt                                                                            5,641              6,913
                                                                                                         --------            -------
    Total Liabilities                                                                                      93,981             89,298
Redeemable Preferred Stock (Without Par Value, None and 530,369 Shares Outstanding, Respectively)              --                 53
                                                                                                         --------            -------
Stockholders' Equity:
   Nonredeemable Preferred Stock (Without Par Value, 51,439,738 and 49,539,738 Shares
    Outstanding, Respectively)                                                                              1,399              1,477
   Common Stock:
                                                        1993                  1992
                                                     -----------           -----------
    Par Value                                              $2.00                 $2.00
    Number of Shares Authorized                      500,000,000           500,000,000
    Number of Shares Outstanding                     184,290,491           156,096,382                        369                312
   Surplus                                                                                                  3,922              3,174
   Net Unrealized Gains on Investment Securities--Available for Sale                                          264                 --
   Retained Earnings                                                                                        2,168              1,548
                                                                                                         --------            -------
     Total Stockholders' Equity                                                                             8,122              6,511
                                                                                                         --------            -------
     Total Liabilities, Redeemable Preferred Stock and Stockholders' Equity                              $102,103            $95,862
                                                                                                         --------            -------

The accompanying notes on pages 63 to 82 are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF INCOME
The Chase Manhattan Corporation and Subsidiaries

                                                                                                Year Ended December 31,
                                                                                                -----------------------
($ in millions, except per common share data)                                               1993         1992         1991
- ---------------------------------------------                                               ----         ----         ----
Interest Revenue
Interest and Fees on Loans                                                                $5,795       $6,280       $7,961
Interest on Deposits Placed with Banks                                                       717          759          534
Interest and Dividends on Investment Securities:
  Held to Maturity                                                                           168          579          553
  Available for Sale                                                                         517           --           --
Interest on Federal Funds Sold and Securities Purchased Under Resale Agreements            1,029          771          391
Interest on Trading Account Assets                                                           242          316          199
                                                                                          ------       ------       ------
    Total Interest Revenue                                                                 8,468        8,705        9,638
                                                                                          ------       ------       ------
Interest Expense
Deposits                                                                                   2,014        2,935        4,374
Federal Funds Purchased and Securities Sold Under Repurchase Agreements                      570          585          531
Commercial Paper                                                                              46           40           47
Other Short-Term Borrowings                                                                1,484          952          619
Intermediate- and Long-Term Debt                                                             491          629          722
                                                                                          ------       ------       ------
    Total Interest Expense                                                                 4,605        5,141        6,293
                                                                                          ------       ------       ------
Net Interest Revenue                                                                       3,863        3,564        3,345
Provision for Possible Credit Losses                                                         995        1,220        1,085
Provision for Loans Held for Accelerated Disposition                                         566           --           --
                                                                                          ------       ------       ------
Net Interest Revenue After Provisions for Possible Credit Losses
  and Loans Held for Accelerated Disposition                                               2,302        2,344        2,260
                                                                                          ------       ------       ------
Other Operating Revenue
Fees and Commissions                                                                       1,562        1,582        1,578
Foreign Exchange Trading Revenue                                                             356          327          215
Trading Account Revenue                                                                      360          141          120
Investment Securities Gains                                                                   47           13            3
Other Revenue                                                                                624          286          251
                                                                                          ------       ------       ------
    Total Other Operating Revenue                                                          2,949        2,349        2,167
                                                                                          ------       ------       ------
Other Operating Expenses
Salaries and Employee Benefits:
  Salaries                                                                                 1,590        1,505        1,468
  Employee Benefits                                                                          487          411          407
                                                                                          ------       ------       ------
                                                                                           2,077        1,916        1,875
Net Occupancy                                                                                404          383          405
Equipment Rentals, Depreciation and Maintenance                                              298          285          281
Provision for Other Real Estate Held for Accelerated Disposition                             318           --           --
Other Expenses                                                                             1,423        1,284        1,222
                                                                                          ------       ------       ------
    Total Other Operating Expenses                                                         4,520        3,868        3,783
                                                                                          ------       ------       ------
Income Before Taxes                                                                          731          825          644
Applicable Income Taxes                                                                      265          186          124
                                                                                          ------       ------       ------
Income Before Cumulative Effect of Change in Accounting Principle                            466          639          520
Cumulative Effect of Change in Accounting Principle--Adoption of SFAS 109                    500           --           --
                                                                                          ------       ------       ------
Net Income                                                                                $  966       $  639       $  520
                                                                                          ------       ------       ------
Net Income Applicable to Common Stock                                                     $  826       $  515       $  420
                                                                                          ------       ------       ------
Average Common and Common Equivalent Shares Outstanding (in millions)                      172.3        148.7        134.8
Primary Earnings Per Common Share, Before Cumulative Effect of Change in
  Accounting Principle, Based on Average Shares Outstanding                               $ 1.89       $ 3.46       $ 3.12
Cumulative Effect of Change in Accounting Principle--Adoption of SFAS 109                   2.90           --           --
                                                                                          ------       ------       ------
Primary Earnings Per Common Share                                                         $ 4.79       $ 3.46       $ 3.12
                                                                                          ------       ------       ------
Cash Dividends Declared Per Common Share                                                  $ 1.20       $ 1.20       $ 1.20
                                                                                          ------       ------       ------

The accompanying notes on pages 63 to 82 are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
The Chase Manhattan Corporation and Subsidiaries
                                                                                                         Year Ended December 31,
                                                                                                         -----------------------
($ in millions)                                                                                       1993        1992         1991
- ---------------                                                                                       ----        ----         ----
Nonredeemable Preferred Stock
Balance at Beginning of Year (49,539,738, 29,639,738 and 21,639,738 Shares, Respectively)           $1,477      $1,042        $ 842
  Issuance of Preferred Series I (8,000,000 Shares)                                                     --          --          200
  Issuance of Preferred Series J (6,000,000 Shares)                                                     --         150           --
  Issuance of Preferred Series K (6,800,000 Shares)                                                     --         170           --
  Issuance of Preferred Series L (9,600,000 Shares)                                                     --         240           --
  Issuance of Preferred Series M (6,900,000 Shares)                                                    172          --           --
  Redemption of Preferred Stock Series D (2,500,000 Shares)                                             --        (125)          --
  Redemption of Preferred Stock Series E (5,000,000 Shares)                                           (250)         --           --
                                                                                                    ------      ------       ------
Balance at End of Year (51,439,738, 49,539,738 and 29,639,738 Shares, Respectively)                  1,399       1,477        1,042
                                                                                                    ------      ------       ------
Common Stock
Balance at Beginning of Year (156,096,382, 139,857,939 and 131,693,748 Shares, Respectively)           312         280          263
  Shares Issued Pursuant to Common Stock Offering (25,300,000 Shares)                                   51          --           --
  Shares Issued Pursuant to Dividend Reinvestment and Stock Purchase Plan
    (1,813,905, 11,100,324 and 4,403,372 Shares, Respectively)                                           4          22            9
  Shares Issued Pursuant to Common Stock Equity Contracts (3,176,040 Shares)                            --           6           --
  Shares Issued Pursuant to Floating Rate Subordinated Notes Due 1996 (1,422,245 and 2,148,075
    Shares, Respectively)                                                                               --           3            4
  Shares Issued Pursuant to Private Placement (1,547,518 Shares)                                        --          --            4
  Shares Issued Pursuant to Stock Option and Incentive Plans (1,078,018, 539,834 and 65,226
    Shares, Respectively)                                                                                2           1           --
  Shares Issued Pursuant to Stock Warrants (2,186 Shares)                                               --          --           --
                                                                                                    ------      ------       ------
Balance at End of Year (184,290,491, 156,096,382 and 139,857,939 Shares, Respectively)                 369         312          280
                                                                                                    ------      ------       ------
Surplus
Balance at Beginning of Year                                                                         3,174       2,795        2,679
  Shares Issued Pursuant to Common Stock Offering                                                      695          --           --
  Shares Issued Pursuant to Dividend Reinvestment and Stock Purchase Plan                               52         237           64
  Shares Issued Pursuant to Common Stock Equity Contracts                                               --         126           --
  Shares Issued Pursuant to Floating Rate Subordinated Notes Due 1996                                   --          32           31
  Shares Issued Pursuant to Private Placement                                                           --          --           21
  Shares Issued Pursuant to Stock Option and Incentive Plans                                            14           7            2
  Other                                                                                                (13)        (23)          (2)
                                                                                                    ------      ------       ------
Balance at End of Year                                                                               3,922       3,174        2,795
                                                                                                    ------      ------       ------
Net Unrealized Gains on Investment Securities--Available for Sale
Balance at Beginning of Year                                                                            --          --           --
  Cumulative Effect of Adoption of SFAS 115, Net of Deferred Taxes of $174                             264          --           --
                                                                                                    ------      ------       ------
Balance at End of Year                                                                                 264          --           --
                                                                                                    ------      ------       ------
Retained Earnings
Balance at Beginning of Year                                                                         1,548       1,207          948
  Net Income                                                                                           966         639          520
  Cash Dividends:
   Redeemable Preferred Stock                                                                           (3)         (4)          (4)
   Nonredeemable Preferred Stock                                                                      (138)       (120)         (96)
   Common Stock                                                                                       (204)       (177)        (161)
   Foreign Exchange Translation Adjustments                                                             (1)          3           --
                                                                                                    ------      ------       ------
Balance at End of Year (Includes Foreign Exchange Translation
  Adjustments of $12, $13 and $10, Respectively)                                                     2,168       1,548        1,207
                                                                                                    ------      ------       ------
Total Stockholders' Equity                                                                          $8,122      $6,511       $5,324
                                                                                                    ------      ------       ------

The accompanying notes on pages 63 to 82 are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
The Chase Manhattan Corporation and Subsidiaries
                                                                                                      Year Ended December 31,
                                                                                                      -----------------------
($ in millions)                                                                                    1993        1992         1991
- ---------------                                                                                    ----        ----         ----
Cash Flows from Operating Activities:
Net Income                                                                                      $   966     $   639      $   520
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
  Cumulative Effect of Change in Accounting Principle--Adoption of SFAS 109                        (500)         --           --
  Provision for Possible Credit Losses                                                              995       1,220        1,085
  Provision for Loans Held for Accelerated Disposition                                              566          --           --
  Provision for Other Real Estate Held for Accelerated Disposition                                  318          --           --
  Depreciation and Amortization of Premises and Equipment                                           261         243          255
  Accretion and Amortization                                                                        193         157           93
  Other Real Estate Valuation Losses                                                                213          83           74
  Deferred Income Taxes                                                                             230          48           22
  Net Gains on Sales of Assets                                                                     (671)       (299)        (254)
Net (Increase) Decrease in Operating Assets:
  Trading Account Assets                                                                         (1,715)     (2,037)      (1,218)
  Accrued Interest Receivable                                                                       103          54         (141)
  Other Assets                                                                                      355         661       (2,631)
Net Increase (Decrease) in Operating Liabilities:
  Accrued Interest Payable                                                                         (161)       (284)        (148)
  Accounts Payable, Accrued Expenses and Other Liabilities                                          493          33          422
Other--Net                                                                                           17        (508)         496
                                                                                                -------     -------      -------
    Net Cash Provided (Used) by Operating Activities                                              1,663          10       (1,425)
                                                                                                -------     -------      -------
Cash Flows from Investing Activities:
Net (Increase) Decrease in Interest-Bearing Deposits Placed with Banks                              296      (1,484)      (1,915)
Net Increase in Federal Funds Sold and Securities Purchased Under Resale Agreements              (2,395)       (271)      (2,692)
Investment Securities--Held to Maturity:
  Payments for Purchases                                                                           (737)     (4,708)      (2,197)
  Proceeds from Sales                                                                                --       1,674        1,886
  Proceeds from Maturities, Calls and Prepayments                                                   656       2,055        1,213
Investment Securities--At Lower of Cost or Market:
  Payments for Purchases                                                                        (10,798)         --           --
  Proceeds from Sales                                                                             6,675          --           --
  Proceeds from Maturities, Calls and Prepayments                                                 2,733          --           --
Loans:
  Net Increase in Loans Made to Customers                                                       (14,303)     (7,901)     (10,201)
  Payments for Purchases                                                                         (2,525)       (273)      (1,786)
  Proceeds from Sales and Securitizations                                                        13,479      11,526       16,975
Proceeds from Sales and Repayments of Assets Held for Accelerated Disposition                     1,093          --           --
Net Purchases of Premises and Equipment                                                            (191)       (444)        (427)
Acquisition of Mortgage Subsidiary                                                                 (202)         --           --
Proceeds from the Sale of Other Assets and Premises                                                 122          26        1,946
                                                                                                -------     -------      -------
    Net Cash Provided (Used) by Investing Activities                                             (6,097)        200        2,802
                                                                                                -------     -------      -------
Cash Flows from Financing Activities:
Net Increase (Decrease) in Deposits                                                               4,986      (3,450)      (1,124)
Net Increase in Federal Funds Purchased and Securities Sold Under Repurchase Agreements             973       1,382        2,720
Net Increase (Decrease) in Commercial Paper                                                         320         131           (6)
Net Increase (Decrease) in Other Short-Term Borrowings                                               88        (290)      (2,504)
Intermediate- and Long-Term Debt:
  Proceeds from Issuance                                                                          1,102       2,424        1,998
  Repayments and Redemptions                                                                     (2,279)     (1,968)      (1,677)
Redemption of Redeemable Preferred Stock                                                            (53)         --           --
Stockholders' Equity:
  Cash Dividends                                                                                   (345)       (301)        (261)
  Proceeds from Issuance of Nonredeemable Preferred Stock                                           167         542          193
  Redemption of Nonredeemable Preferred Stock                                                      (250)       (130)          --
  Proceeds from Issuance of Common Stock                                                            790         386           75
                                                                                                -------     -------      -------
    Net Cash Provided (Used) by Financing Activities                                              5,499      (1,274)        (586)
                                                                                                -------     -------      -------
Effect of Exchange Rate Changes on Cash                                                              (5)         (5)          (9)
                                                                                                -------     -------      -------
    Net Increase (Decrease) in Cash and Due from Banks                                            1,060      (1,069)         782
                                                                                                -------     -------      -------
Cash and Due from Banks at Beginning of Year                                                      5,008       6,077        5,295
                                                                                                -------     -------      -------
Cash and Due from Banks at End of Year                                                          $ 6,068     $ 5,008      $ 6,077
                                                                                                -------     -------      -------
Cash Paid for: Interest                                                                         $ 4,767     $ 5,413      $ 6,442
               Income Taxes                                                                     $   155     $   167      $   134
Noncash Investing and Financing Activities:
  Net Loan Transfers to Other Real Estate                                                       $   817     $   507      $   331

The accompanying notes on pages 63 to 82 are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CONDITION
The Chase Manhattan Bank, N.A. and Subsidiaries
                                                                                                          December 31,
                                                                                                          ------------
($ in millions)                                                                                   1993                   1992*
- ---------------                                                                                   ----                   -----
Assets
Cash and Due from Banks                                                                        $ 5,772                $ 4,697
Interest-Bearing Deposits Placed with Banks                                                      5,431                  5,813
Federal Funds Sold and Securities Purchased Under Resale Agreements                              4,439                  3,865
Trading Account Assets                                                                           6,309                  4,177
Investment Securities:
  Held to Maturity (Market Value of $684 and $729, Respectively)                                   657                    703
  Available for Sale Carried at Fair Value                                                       6,766                     --
  At Lower of Cost or Market (Market Value of $4,016)                                               --                  3,889
                                                                                               -------                -------
      Total Investment Securities                                                                7,423                  4,592
Loans                                                                                           48,109                 49,261
  Less: Reserve for Possible Credit Losses                                                       1,085                  1,547
                                                                                               -------                -------
     Loans, Net                                                                                 47,024                 47,714
Assets Held for Accelerated Disposition                                                            219                     --
Customers' Liability on Acceptances                                                                689                    608
Accrued Interest Receivable                                                                        566                    639
Premises and Equipment                                                                           1,617                  1,690
Other Assets                                                                                     4,514                  4,207
                                                                                               -------                -------
      Total Assets                                                                             $84,003                $78,002
                                                                                               -------                -------
Liabilities and Stockholders' Equity
Deposits:
  Domestic Offices:
   Noninterest-Bearing                                                                         $13,740                $11,701
   Interest-Bearing                                                                             21,276                 21,809
  Overseas Offices:
   Noninterest-Bearing                                                                           2,473                  1,718
   Interest-Bearing                                                                             28,120                 24,955
                                                                                               -------                -------
      Total Deposits                                                                            65,609                 60,183
Federal Funds Purchased and Securities Sold Under Repurchase Agreements                          3,534                  4,008
Other Short-Term Borrowings                                                                      1,253                  1,216
Acceptances Outstanding                                                                            696                    614
Accrued Interest Payable                                                                           347                    503
Accounts Payable, Accrued Expenses and Other Liabilities                                         3,088                  2,764
Intermediate- and Long-Term Debt                                                                 3,032                  3,425
                                                                                               -------                -------
      Total Liabilities                                                                         77,559                 72,713
                                                                                               -------                -------
Stockholder's Equity:
  Capital Stock:
                                                  1993              1992*
                                               ----------        ----------
     Par Value                                     $15.00            $15.00
     Number of Shares Authorized               81,744,445        81,744,445
     Number of Shares Outstanding              60,699,597        60,220,121                        910                    903
   Surplus                                                                                       4,383                  3,983
   Net Unrealized Gains on Investment Securities--Available for Sale                               187                     --
   Undivided Profits                                                                               964                    403
                                                                                               -------                -------
      Total Stockholder's Equity                                                                 6,444                  5,289
                                                                                               -------                -------
      Total Liabilities and Stockholder's Equity                                               $84,003                $78,002
                                                                                               -------                -------

* As restated for the merger of Chase Lincoln First Bank, N.A. into The Chase Manhattan Bank, N.A. on January 1, 1993.

The accompanying notes on pages 63 to 82 are an integral part of the financial statements.

                                                                                        Member Federal Deposit Insurance Corporation

NOTES TO FINANCIAL STATEMENTS
The Chase Manhattan Corporation and Subsidiaries

NOTE 1. GENERAL

The accounting policies followed by The Chase Manhattan Corporation (the Company) and its subsidiaries are disclosed below in the accompanying Summary of Significant Accounting Policies. This summary is an integral part of the financial statements and should be read in conjunction with these notes. Throughout the notes, the term Chase refers to The Chase Manhattan Corporation and its direct and indirect subsidiaries. The term banking subsidiaries, as used in these notes, includes any of the following commercial banks: The Chase Manhattan Bank, N.A. (the Bank), The Chase Manhattan Bank (USA) (Chase USA), The Chase Manhattan Bank of Connecticut, N. A., Chase Bank of Maryland (Chase Maryland), The Chase Manhattan Bank of Florida, N.A. and Chase Bank of Arizona (Chase Arizona). Chase has entered into an agreement to sell Chase Arizona in a transaction expected to close during the second quarter of 1994. Chase Lincoln First Bank, N.A. (Chase Lincoln), previously an indirect subsidiary of the Company, was merged into the Bank on January 1, 1993. The term Bank, as used in these notes, refers to The Chase Manhattan Bank, N.A. and its subsidiaries, including Chase Manhattan Overseas Banking Corporation, which holds investments in overseas commercial banking and financial services subsidiaries. The term nonbanking subsidiaries, as used in these notes, refers to subsidiaries of the Company not chartered as commercial banks that are engaged in investment banking, mortgage banking, commercial and consumer financing, and other financial services.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Chase follows generally accepted accounting principles and, where applicable, the accounting and reporting guidelines prescribed by the Securities and Exchange Commission and bank regulatory authorities. Chase carries its assets and liabilities principally on the historical cost basis and follows the accrual method of accounting.
    Assets held in an agency or fiduciary capacity by commercial banking subsidiaries and by trust and investment advisory subsidiaries are not assets of Chase and, accordingly, are not included in the accompanying financial statements.
    Certain amounts in prior periods have been reclassified to conform to the current presentation.

CONSOLIDATION POLICIES

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, principally the Bank, after elimination of material intercompany transactions.
    Investments in associated companies (20%-50% ownership interest) are accounted for under the equity method and are reported in Other Assets. Chase's equity interest in the earnings (losses) of these associated companies and gains (losses) realized on dispositions of investments in associated companies are reported in Other Revenue.
    Investments in companies that are less than 20% owned are accounted for under the cost method and are recorded in Investment Securities as other stock investments. Cash dividends received on these investments are reported in Interest and Dividends on Investment Securities. Gains (losses) realized on the disposition of these investments are reported in Investment Securities Gains (Losses).

TRANSLATION OF FOREIGN CURRENCY FINANCIAL STATEMENTS

Assets and liabilities of overseas entities are translated into U.S. dollars at the respective year-end exchange rates. Revenue and expenses are translated monthly at prevailing rates of exchange.
    Foreign exchange translation gains (losses) resulting from Chase's investments in overseas entities, except for those located in highly inflationary economies, net of related hedging transactions and income tax effects, are credited or charged directly to Retained Earnings. Foreign exchange translation gains (losses) pertaining to entities located in highly inflationary economies are reported in Other Revenue.

TRADING ACTIVITIES

Chase trades foreign exchange contracts, securities, certain loans, interest rate derivative products (including interest rate swaps and currency exchange agreements) and commodity contracts. Positions are valued at estimated current market prices. Chase trades these instruments for market-making and proprietary purposes.
    Realized and unrealized gains (losses) related to foreign exchange contracts are recognized in Foreign Exchange Trading Revenue.
    Realized and unrealized gains (losses) related to securities, certain loans, interest rate derivative products and commodity contracts are recognized in Trading Account Revenue. Certain refinancing country extensions of credit previously written down were transferred to the trading account. Unrealized gains on these extensions of credit are deferred until realized.
    Obligations to deliver securities sold but not yet purchased are included in Accounts Payable, Accrued Expenses and Other Liabilities. A portion of income related to credit risk and ongoing servicing of interest rate swaps and currency exchange agreements is deferred and accreted into income over the terms of these contracts.

ASSET/LIABILITY MANAGEMENT ACTIVITIES

As part of its asset/liability management (ALM) program, which includes activities relating to interest rate and foreign currency exposures, Chase enters into various contracts, including interest rate swaps and currency exchange agreements, forward, futures, option, cap and floor contracts.
    ALM contracts are accounted for on an accrual basis. Swap and currency exchange agreement income and expense are reported in Interest Revenue or Interest Expense applicable to the related assets or liabilities. Yield-related payments or receipts associated with such contracts are accrued over the terms of the contracts. Gains (losses) realized on other ALM interest rate contracts are generally deferred and amortized over the terms of the related assets or liabilities and are included as adjustments to Interest Revenue or Interest Expense, as appropriate.

INVESTMENT SECURITIES

Prior to December 31, 1992, all investment securities were carried at historical cost, adjusted for amortization of premiums and accretion of discounts. As of December 31, 1992, Chase elected to carry at historical cost, adjusted for amortization of premiums and accretion of discounts, only those investment securities for which it had both the positive intent and ability to hold to maturity. All remaining securities that might be sold prior to maturity were then carried at the lower of aggregate cost or market, with valuation adjustments, if any, reported in Investment Securities Gains (Losses).
    At December 31, 1993, Chase adopted Statement of Financial Accounting Standards (SFAS) 115, "Accounting for Certain Investments in Debt and Equity Securities." Securities that Chase has both the positive intent and ability to hold to maturity were classified as Investment Securities Held to Maturity and carried at historical cost, adjusted for amortization of premiums and accretion of discounts. Investment Securities Available for Sale, which are those securities that may be sold prior to maturity as part of asset/liability management or in response to other factors, are carried at fair value with any valuation adjustments reported in a separate component of stockholders' equity, net of deferred taxes. Also included in Investment Securities Available for Sale are investments resulting from corporate finance-related activities.
    Interest and dividends on investment securities and amortization of premiums and accretion of discounts are reported in Interest and Dividends on Investment Securities. Gains (losses) realized on sales of investment securities are generally determined on the specific identification method and are reported in Investment Securities Gains (Losses), except for realized gains (losses) on corporate finance-related securities which are reported in Other Revenue.

LOANS

Loans are generally reported at their principal amounts outstanding, net of unearned discount and fee revenue, if any. Loans held for sale are carried at lower of cost or market. Interest revenue on loans not made on a discount basis is credited to Interest Revenue based on loan principal amounts outstanding at appropriate interest rates. Unearned discount on loans is credited to Interest Revenue on a basis that approximates level rates of return over the terms of the loans.
    Chase recognizes loan-related fees as an adjustment of the loan's yield over the life of the loan utilizing an interest method that results in a level rate of return.
    Fees related to commitments to extend credit are generally deferred until the credit is extended and are then recognized over the life of the loan. Fees on expired, but unused commitments, are recognized in revenue at expiration. Fees from issuing standby letters of credit are generally recognized over the period to maturity. Loan syndication fees are generally recognized when the syndication is complete and specific yield-related requirements have been satisfied.
    Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Loans, excluding most consumer loans, are placed in nonaccrual status if reasonable doubt exists as to timely collectibility or if payment of principal or interest is contractually past due ninety days or more and the loan is not well secured and in the process of collection. Any accrued but unpaid interest previously recorded on such loans is reversed against current period interest revenue. Interest revenue on nonaccrual loans is recognized subsequently only in the period realized. Except in cases where other accounting or regulatory rules apply, loans are generally returned to accrual status when the collectibility of both principal and interest on a timely basis is reasonably assured and all delinquent principal and interest are brought current or the loan becomes well secured and in the process of collection. Consumer loans are generally charged off against the Reserve for Possible Credit Losses according to established delinquency schedules, except for loans secured by 1-4 family residential properties.
    Loans that have been renegotiated for economic or other reasons related to debtors' financial difficulties on terms that Chase would not be willing to accept for new loans with comparable risk are designated as restructured loans. Interest on such loans is accrued at the renegotiated rates. If reasonable doubt exists with respect to timely collectibility of interest at the renegotiated rates, then such loans are transferred to nonaccrual status. Where arrangements provide for additional interest to be paid on a contingent basis, such interest is not recognized until deemed realizable.
    Chase sells or securitizes certain commercial and consumer loans. Such sales are generally to maturity and without recourse to Chase. A limited number of assets are sold with recourse for which appropriate reserves are provided. Gains or losses, as appropriate, are recognized immediately to the extent the sales price of loans sold differs from the related carrying amount.

RESERVE FOR POSSIBLE CREDIT LOSSES

The Reserve for Possible Credit Losses provides for risks of losses inherent in the credit extension process. This reserve is a general reserve, available to absorb losses related to the total loan portfolio and other extensions of credit, including off-balance sheet credit commitments, such as commitments to extend credit, guarantees and standby letters of credit. The reserve is increased by provisions charged to expense and decreased by charge-offs, net of recoveries.
    The Provision for Possible Credit Losses is based on Management's evaluation of the adequacy of the Reserve for Possible Credit Losses. This evaluation encompasses consideration of past and potential future loss experience and changes in other factors, including the composition and volume of the loan portfolio and off-balance sheet commitments, the relationship of the reserve to the loan portfolio and off-balance sheet credit commitments and worldwide economic conditions.

REAL ESTATE PROPERTIES ACQUIRED IN SATISFACTION OF LOANS

Real estate properties acquired in satisfaction of loans (ORE), including in-substance foreclosures, are reported in Other Assets and are recorded at the lower of cost or estimated fair market value, less estimated selling expenses, on their acquisition dates and at the lower of such initial amount or estimated fair market value, less estimated selling expenses, thereafter. Subsequent writedowns are recorded in Other Operating Expenses, along with operating expenses of such properties, net of related revenue, and gains (losses) on their dispositions.
    A collateralized loan is deemed in-substance foreclosed and reclassified to Other Assets when it has been determined that repayment in full is not expected and the borrower has little or no equity in the collateral and is not expected to be able to rebuild equity in the foreseeable future.

ASSETS HELD FOR ACCELERATED DISPOSITION

In 1993, Chase designated for accelerated disposition selected lower quality performing real estate loans, nonaccrual real estate loans and ORE. Each asset held for accelerated disposition is carried at the lower of its initial estimated disposition value (cost) or its current estimated disposition value, which is updated on a quarterly basis. Any adjustments to the carrying value of the assets are reflected in Other Revenue. The Reserve for Possible Credit Losses does not cover the assets in the accelerated disposition portfolio.
    The recognition of interest income on the assets is dependent upon the credit characteristics of the related asset. As assets are sold, realized gains and losses are reflected in Other Revenue.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, representing the cost of investments in subsidiaries and affiliated companies in excess of fair value of net assets acquired at acquisition, is amortized over periods not exceeding twenty years.
    Other acquired intangible assets, such as the value of purchased core deposits, mortgage servicing rights and credit card relationships, are amortized over the periods benefited, not exceeding fifteen years. An impairment valuation is performed quarterly on these assets.

PREMISES AND EQUIPMENT

Premises and Equipment, excluding land, are reported at original cost less accumulated depreciation and amortization. Land is reported at original cost. Depreciation is charged to operating expenses over the estimated useful lives of the related assets. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Depreciation and amortization are generally computed on the straight-line method. Maintenance and repairs are charged to operating expenses as incurred, while major improvements are capitalized.

EMPLOYEE BENEFITS

Chase has trusteed, noncontributory pension plans covering substantially all full-time and part-time employees. Costs of the plans, based on actuarial computations of current and future benefits for employees, are charged to Salaries and Employee Benefits.
    Chase also provides certain postretirement and postemployment benefits, such as health care, life insurance and disability benefits. Costs of such benefits are generally accrued over a period to the date that employees attain full eligibility for these benefits and are based on actuarial computations. Such costs are charged to Salaries and Employee Benefits.

INCOME TAXES

Chase adopted SFAS 109, "Accounting for Income Taxes," on a prospective basis as of January 1, 1993. SFAS 109 recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Net deferred tax assets, whose realization is dependent on taxable earnings of future years, are recognized when a more-likely-than-not criterion is met, that is, unless a greater than 50% probability exists that the tax benefits will not actually be realized sometime in the future.
    Prior to 1993, Chase followed SFAS 96 also entitled, "Accounting for Income Taxes." Under SFAS 96, deferred tax assets whose realization was dependent on taxable earnings of future years were not recognized.
    The Company and certain of its subsidiaries file consolidated tax returns with the Federal, New York State and New York City taxing authorities. Other subsidiaries file separate domestic and foreign tax returns as required. Applicable taxes of the individual companies are generally determined on the basis of filing separate returns. Amounts to be paid or credited with respect to current taxes determined for subsidiaries included in consolidated tax returns are paid to or received from the Company.

STATEMENT OF CASH FLOWS

For purposes of preparing the Consolidated Statement of Cash Flows, Chase defines cash and cash equivalents as Cash and Due from Banks, while the Company's cash and cash equivalents are defined as Demand Deposits with the Bank.
    Cash flows of hedge instruments are reported together with the cash flows of the related assets or liabilities.
    Changes in assets and liabilities are net of the effects of sales and acquisitions.

NOTE 2. INVESTMENT SECURITIES

On December 31, 1993, Chase adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires Investment Securities to be classified as either Held to Maturity or Available for Sale. SFAS 115 changed the accounting for investment securities available for sale from the lower of cost or market to fair value. In addition, certain securities previously classified as loans were reclassified to Investment Securities Available for Sale on December 31, 1993 as a result of the adoption of SFAS 115.

                                                                 1993                                      1992
                                                                 ----                                      ----
                                                     Securities--Held to Maturity              Securities--Held to Maturity
                                              ----------------------------------------    -----------------------------------------
                                                             Gross      Gross                             Gross      Gross
                                              Amortized Unrealized Unrealized     Fair    Amortized  Unrealized Unrealized     Fair
($ in millions)                                    Cost      Gains     Losses   Value*         Cost       Gains     Losses   Value*
- ---------------                                    ----      -----     ------   ------         ----       -----     ------   ------
U.S. Treasury Securities                         $   31        $ 2       $ --   $   33       $   53         $ 1       $ --   $   54
Federal Agency Securities**                         662          4         --      666          610           7          1      616
State and Political Subdivision Securities          419         28          1      446          484          28          2      510
Other Bonds, Notes and Debentures:
  Securities Issued by OECD Central
    Governments and their Agencies***                16         --         --       16           10          --         --       10
  Securities Issued by Other Foreign
    Central Governments and their Agencies           10         --         --       10            4          --         --        4
  Privately-Issued Mortgage-Backed Securities        35          1          1       35           51          --          1       50
  Corporate and Other Debt Securities                35         --         --       35           51           1         --       52
                                                 ------        ---       ----   ------       ------         ---       ----   ------
    Total Other Bonds, Notes and Debentures          96          1          1       96          116           1          1      116
                                                 ------        ---       ----   ------       ------         ---       ----   ------
Federal Reserve Bank and Other Stock Investments    176         --         --      176          168          --         --      168
                                                 ------        ---       ----   ------       ------         ---       ----   ------
Total                                            $1,384        $35       $  2   $1,417       $1,431         $37       $  4   $1,464
                                                 ------        ---       ----   ------       ------         ---       ----   ------

                                                               1993                                           1992
                                                               ----                                           ----
                                           Securities--Available for Sale at Fair Value      Securities--At Lower of Cost or Market
                                           --------------------------------------------   -----------------------------------------
                                                             Gross      Gross                             Gross      Gross
                                              Amortized Unrealized Unrealized     Fair    Amortized  Unrealized Unrealized     Fair
($ in millions)                                    Cost      Gains     Losses   Value*         Cost       Gains     Losses   Value*
- ---------------                                    ----      -----     ------   ------         ----       -----     ------   ------
U.S. Treasury Securities                         $2,273      $  34       $ --   $2,307       $1,908        $ 62       $ --   $1,970
Federal Agency Securities**                       1,202         16          5    1,213          632          20         --      652
Other Bonds, Notes and Debentures:
  Securities Issued by OECD Central
    Governments and their Agencies***             1,535         30          1    1,564          908           4          5      907
  Securities Issued by Other Foreign
    Central Governments and their Agencies        1,476        180         38    1,618          409           2          8      403
 Privately-Issued Mortgage-Backed Securities        136          3         --      139          201           2          1      202
 Corporate and Other Debt Securities                318         21          1      338          429           4          1      432
                                                 ------       ----       ----   ------       ------        ----       ----   ------
    Total Other Bonds, Notes and Debentures       3,465        234         40    3,659        1,947          12         15    1,944
                                                 ------       ----       ----   ------       ------        ----       ----   ------
Federal Reserve Bank and Other Stock Investments    312        199         --      511          262         259         --      521
                                                 ------       ----       ----   ------       ------        ----       ----   ------
Total                                            $7,252       $483       $ 45   $7,690       $4,749        $353       $ 15   $5,087
                                                 ------       ----       ----   ------       ------        ----       ----   ------

      * The fair values of securities are estimated utilizing independent pricing services and are based on available market data, which often reflect transactions of relatively small size and are not necessarily indicative of the prices at which large amounts of particular issues could be sold.
     ** Primarily Mortgage-Backed Federal Agency Securities.
    *** OECD includes all countries that are members of the Organization for Economic Cooperation and Development, excluding the
        United States.
Note:   The amortized cost at December 31, 1991 of U.S. Treasury Securities; Federal Agency Securities; State and Political
        Subdivision Securities; Other Bonds, Notes and Debentures; and Federal Reserve Bank and Other Stock Investments was $584
        million, $1,170 million, $712 million, $2,123 million and $383 million, respectively.

    Interest and dividends on investment securities in terms of taxable interest income, nontaxable interest income, and dividends were for 1993: $630 million, $34 million and $21 million; for 1992: $515 million, $40 million and $24 million; and for 1991: $471 million, $59 million and $23 million, respectively.
    There were no sales of Investment Securities Held to Maturity in 1993. In 1992, sales of Investment Securities Held to Maturity with an amortized cost of $1,661 million resulted in net realized gains of $13 million.
    Proceeds from sales of Investment Securities at Lower of Cost or Market were $6,675.00 million for the year ended December 31, 1993. Gross gains of $59 million and gross losses of $12 million were realized for the year ended December 31, 1993.
    The U.S. Government is the only single issuer whose securities held in Chase's investment securities portfolios exceeded 10% of Chase's total stockholders' equity at December 31, 1993.
    The amortized cost and fair value of investment securities, excluding mortgage-backed securities, at December 31, 1993 and 1992 are shown in the following tables by contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and market value of mortgage-backed securities are reported in the maturity classifications equivalent to the securities' estimated duration after considering scheduled payments and anticipated prepayments.

INVESTMENT SECURITIES--HELD TO MATURITY
                                                                           After 1       After 5
                                                                               But           But
                                                              Within        Within        Within        After
($ in millions)                                               1 Year       5 Years      10 Years     10 Years       Total
- ---------------                                               ------       -------      --------     --------       -----
1993
U.S. Treasury Securities:
  Amortized Cost                                             $    19       $    12        $   --        $  --    $     31
  Fair Value                                                      19            14            --           --          33
  Yield                                                         6.64%         7.58%           --%          --%       7.02%
                                                             -------       -------        ------        -----    --------
Federal Agency Securities:
  Amortized Cost                                             $    --       $   432        $  222        $   8    $    662
  Fair Value                                                      --           431           227            8         666
  Yield                                                           --%         6.00%         6.50%        9.06%       6.20%
                                                             -------       -------        ------        -----    --------
State and Political Subdivision Securities:
  Amortized Cost                                             $     9       $    65        $  104        $ 241    $    419
  Fair Value                                                       8            72           111          255         446
  Yield                                                         8.70%        10.82%        10.75%       12.10%      11.49%
                                                             -------       -------        ------        -----    --------
Other Bonds, Notes and Debentures:
  Amortized Cost                                             $    47       $     6        $    9        $  34    $     96
  Fair Value                                                      47             5             9           35          96
  Yield                                                         7.81%         6.03%         3.41%        6.78%       6.93%
                                                             -------       -------        ------        -----    --------
Federal Reserve Bank and Other Stock Investments:
  Cost                                                       $    --       $    --        $   --        $ 176    $    176
  Fair Value                                                      --            --            --          176         176
  Yield                                                           --%           --%           --%        5.94%       5.94%
                                                             -------       -------        ------        -----    --------
1993--Total Investment Securities--Held to Maturity:
  Amortized Cost                                             $    75       $   515        $  335        $ 459    $  1,384
  Fair Value                                                      74           522           347          474       1,417
  Yield                                                         7.33%         6.18%         6.60%        7.13%       6.66%
                                                             -------       -------        ------        -----    --------
1992--Total Investment Securities--Held to Maturity:
  Amortized Cost                                             $    62       $   367        $  443        $ 559    $  1,431
  Fair Value                                                      62           371           455          576       1,464
  Yield                                                         6.80%         7.27%         7.42%        7.27%       7.29%
                                                             -------       -------        ------        -----    --------

Note: Yields are derived by dividing Interest Revenue, adjusted for amortization of premiums and accretion of discounts, by total amortized cost. Yields are stated on a taxable equivalent basis applying a combined U.S. Federal, state and local tax rate of
      41%. For 1993, the annualized taxable equivalent adjustments for the maturity ranges and totals shown above are none, $2 million, $4 million, $10 million and $16 million, respectively.

INVESTMENT SECURITIES--AVAILABLE FOR SALE
                                                                           After 1       After 5
                                                                               But           But
                                                              Within        Within        Within        After
($ in millions)                                               1 Year       5 Years      10 Years     10 Years       Total
- ---------------                                               ------       -------      --------     --------       -----
1993
U.S. Treasury Securities:
  Amortized Cost                                             $   513       $ 1,760        $   --       $   --    $  2,273
  Fair Value                                                     516         1,791            --           --       2,307
  Yield                                                         5.49%         5.82%           --%          --%       5.74%
                                                             -------       -------        ------       ------    --------
Federal Agency Securities:
  Amortized Cost                                             $     1       $   118        $  418       $  665    $  1,202
  Fair Value                                                       1           114           421          677       1,213
  Yield                                                         3.34%         4.99%         5.79%        6.43%       6.06%
                                                             -------       -------        ------       ------    --------
Other Bonds, Notes and Debentures:
  Amortized Cost                                             $   779       $ 1,393        $  165       $1,128    $  3,465
  Fair Value                                                     790         1,419           182        1,268       3,659
  Yield                                                        10.05%*        5.82%         5.92%        6.31%       6.94%
                                                             -------       -------        ------       ------    --------
Other Stock Investments:
  Amortized Cost                                             $    --       $    --        $   --       $  312    $    312
  Fair Value                                                      --            --            --          511         511
  Yield                                                           --%           --%           --%        3.71%       3.71%
                                                             -------       -------        ------       ------    --------
1993--Total Investment Securities--Available for Sale
    at Fair Value:
  Amortized Cost                                             $ 1,293       $ 3,271        $  583       $2,105    $  7,252
  Fair Value                                                   1,307         3,324           603        2,456       7,690
  Yield                                                         8.24%         5.79%         5.83%        5.96%       6.28%
                                                             -------       -------        ------       ------    --------
1992--Total Investment Securities--At Lower of Cost
    or Market:
  Amortized Cost                                             $ 1,048       $ 2,958        $  233       $  510    $  4,749
  Fair Value                                                   1,046         3,039           233          769       5,087
  Yield                                                         9.27%*        7.16%         7.82%        4.45%       7.36%
                                                             -------       -------        ------       ------    --------

    * Reflects the effects of local investments in certain Latin American countries with highly inflationary economies.
Note: Yields are derived by dividing Interest Revenue, adjusted for amortization of premiums and accretion of discounts, by total amortized cost.

NOTE 3. LOANS

                                                                                  December 31,
                                                                                  ------------
($ in millions)                                                          1993                      1992
- ---------------                                                          ----                      ----
Domestic Offices:
Commercial Real Estate Loans:
  Construction and Development                                    $ 1,124        1.9%        $ 3,252      5.2%
  Other Real Estate Loans                                           1,975        3.2           3,492      5.5
Loans to Financial Institutions                                     1,391        2.3           1,718      2.7
Loans for Purchasing or Carrying Securities                           591        1.0             663      1.1
Commercial and Industrial Loans                                     8,032       13.2           9,185     14.6
Consumer Loans:
  Loans Secured by 1-4 Family Residential Properties               14,126       23.3          10,670     17.0
  Credit Card Loans                                                 6,426       10.6           6,317     10.0
  Other                                                             8,009       13.2           7,343     11.7
Lease Financings                                                    1,617        2.6           1,827      2.9
Tax-Exempt Loans                                                      191        0.3             344      0.5
Other Loans                                                           678        1.1             414      0.7
                                                                  -------       ----         -------     ----
Total Domestic Offices, Gross                                      44,160       72.7          45,225     71.9
Less: Unearned Discount and Fee Revenue                               188                        339
                                                                  -------       ----         -------     ----
  Total Domestic Offices                                           43,972                     44,886
                                                                  -------       ----         -------     ----
Overseas Offices:
Commercial Real Estate Loans                                          281        0.5             314      0.5
Loans to Financial Institutions                                     1,513        2.5           1,731      2.7
Loans to Governments and Official Institutions                        972        1.6           3,478      5.5
Commercial and Industrial Loans                                    10,002       16.5           8,615     13.7
Consumer Loans:
  Loans Secured by 1-4 Family Residential Properties                  846        1.4             905      1.4
  Credit Card Loans                                                   283        0.4             294      0.5
  Other                                                             1,154        1.9           1,115      1.8
Lease Financings                                                       34        0.1              54      0.1
Other Loans                                                         1,477        2.4           1,209      1.9
                                                                  -------       ----         -------     ----
Total Overseas Offices, Gross                                      16,562       27.3          17,715     28.1
Less: Unearned Discount and Fee Revenue                                41                         43
                                                                  -------       ----         -------     ----
Total Overseas Offices                                             16,521                     17,672
                                                                  -------       ----         -------     ----
Total Loans                                                       $60,493                    $62,558
                                                                  -------       ----         -------     ----

At December 31, 1993 and 1992, unused conditional commitments to lend to borrowers whose loans were in nonaccrual or restructured status aggregated $46 million and $82 million, respectively.

NOTE 4. RESERVE FOR POSSIBLE CREDIT LOSSES

($ in millions)                                        1993          1992            1991
- ---------------                                        ----          ----            ----
Balance at Beginning of Year                         $1,913        $1,960          $2,837
Additions:
  Provision for Possible Credit
    Losses Charged to Expense                           995         1,220           1,085
  Provision for Loans Held for
    Accelerated Disposition                             566            --              --
Deductions:
  Charge-Offs                                         1,511         1,370           2,055
  Less: Recoveries                                      174           104             128
                                                     ------        ------          ------
  Net Charge-Offs                                     1,337         1,266           1,927
Writedowns of Loans Transferred
  to the Accelerated Disposition
    Portfolio                                          (701)           --              --
Reserves of Disposed Subsidiaries
  and Other Adjustments                                 (10)            1             (24)
Foreign Exchange Translation
  Adjustments                                            (1)           (2)            (11)
                                                     ------        ------          ------
Balance at End of Year                               $1,425        $1,913          $1,960
                                                     ------        ------          ------

As part of the initial valuation adjustment of loans held for accelerated disposition, Management established a special provision of $566 million and subsequently wrote down $701 million of these loans as of March 31, 1993. The Provision for Possible Credit Losses for 1993 and related net charge-offs and the Reserve for Possible Credit Losses do not apply to loans or assets held for accelerated disposition.


NOTE 5. OTHER ASSETS

                                                                 December 31,
                                                                 ------------
($ in millions)                                             1993                1992
- ---------------                                             ----                ----
Accounts Receivable                                       $1,261              $  855
Real Estate Properties Acquired in Satisfaction of
  Loans*                                                     905               1,147
Goodwill                                                     185                 206
Other Intangible Assets                                      607                 575
Due for Securities Sold                                      558                 215
Investments in Associated Companies                          158                  66
Other                                                      1,827               2,805
                                                          ------              ------
Total Other Assets                                        $5,501              $5,869
                                                          ------              ------

* Amounts for 1993 and 1992 include $766 million and $668 million, respectively, of in-substance foreclosures.

NOTE 6. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

                                                                 December 31,
                                                                 ------------
($ in millions)                                             1993                1992
- ---------------                                             ----                ----
Accounts Payable                                          $1,057              $  557
Accrued Taxes and Other Expenses                           1,185               1,017
Due for Securities Purchased                                 388                 364
Securities Sold But Not Yet Purchased                        736                 427
Other Liabilities                                          1,185               1,719
                                                          ------              ------
Total Accounts Payable, Accrued Expenses
  and Other Liabilities                                   $4,551              $4,084
                                                          ------              ------

NOTE 7. NONREDEEMABLE PREFERRED STOCK

The Company's Certificate of Incorporation authorizes the issuance by the Company of up to 100 million shares of redeemable and nonredeemable preferred stock. At December 31, 1993, 1992 and 1991, 51,439,738, 49,539,738, and
29,639,738 shares, respectively, of nonredeemable preferred stock were outstanding. The stated value of shares of Series F is $50 per share and the stated value of shares of Series G, H, I, J, K, L and M is $25 per share.

($ in millions)
- ---------------
                                        Floating   Floating
                               10.50%       Rate       Rate    10.50%    9.76%   10.84%
                             Series D  Series E*  Series F*  Series G Series H Series I
                                  2.5        5.0        4.5       5.6      4.0      8.0
Shares (in millions)           Shares     Shares     Shares    Shares   Shares   Shares
- --------------------           ------     ------     ------    ------   ------   ------
Outstanding at December 31,:
  1993                            $--        $--       $227      $140     $100     $200
  1992                             --        250        227       140      100      200
  1991                            125        250        227       140      100      200
                                -----      -----     ------   -------  -------  -------
Adjustable Dividend Rates:
  Minimum Rate                     --%      7.50%      6.00%       --%      --%      --%
  Maximum Rate                     --      16.25      15.00        --       --       --
                                -----      -----     ------   -------  -------  -------
Selected Per Share
  Information
Liquidation Preference**          $50        $50        $50       $25      $25      $25
Earliest Redemption Date          ***       ****     9/1/89   9/30/98  9/30/99  6/30/01
Redemption Amount**               ***       ****        $50       $25      $25      $25
                                -----      -----     ------   -------  -------  -------
Dividend Rate Per Annum
  at Year-End:
  1993                             --%        --%      6.00%    10.50%    9.76%   10.84%
  1992                             --       8.05       7.50     10.50     9.76    10.84
  1991                          10.50       8.90       7.80     10.50     9.76    10.84
                                -----      -----     ------   -------  -------  -------

   * Floating rates are based on certain money market rates.
  ** Plus accrued and unpaid dividends.
 *** The entire 2.5 million shares of Series D were redeemed on August 17, 1992 at a price of $52.10 per share plus accrued dividends to the redemption date, for a total amount of approximately $132 million.
**** The entire 5.0 million shares of Series E were redeemed on September 20, 1993 at a price of $50.00 per share plus accrued dividends to the redemption date, for a total amount of approximately $254 million.

                                                                               Total
                                        9.08%     8.50%    8.32%    8.40%       Non-
                                     Series J  Series K Series L Series M redeemable
                                          6.0       6.8      9.6      6.9  Preferred
Shares (in millions)                   Shares    Shares   Shares   Shares      Stock
- --------------------                   ------    ------   ------   ------      -----
Outstanding at December 31,:
  1993                                   $150      $170     $240     $172     $1,399
  1992                                    150       170      240       --      1,477
  1991                                     --        --       --       --      1,042
                                      -------   -------  -------  -------     ------
Adjustable Dividend Rates:
  Minimum Rate                             --%       --%      --%      --%
  Maximum Rate                             --        --       --       --
                                      -------   -------  -------  -------     ------
Selected Per Share
  Information
Liquidation Preference**                  $25       $25      $25      $25
Earliest Redemption Date              3/31/97   6/30/97  9/30/97  3/31/98
Redemption Amount**                       $25       $25      $25      $25
                                      -------   -------  -------  -------     ------
Dividend Rate Per Annum
  at Year-End:
  1993                                   9.08%     8.50%    8.32%    8.40%
  1992                                   9.08      8.50     8.32       --
  1991                                     --        --       --       --
                                      -------   -------  -------  -------     ------

  ** Plus accrued and unpaid dividends.

    Dividends on shares of each Series are payable quarterly and are cumulative. Holders of shares of each Series generally have only contingent voting rights. The shares of each Series are not subject to any sinking fund or other repurchase or retirement obligation of the Company.

NOTE 8. REDEEMABLE PREFERRED STOCK

                                                        December 31,
                                                        ------------
Stated Value ($ in millions)                   1993         1992         1991
- ----------------------------                   ----         ----         ----
6.75% Series B (260,273 Shares)                 $--          $26          $26
7.60% Series C (270,096 Shares)                  --           27           27
                                                ---          ---          ---
Total Redeemable Preferred Stock
(530,369 Shares)                                $--          $53          $53
                                                ---          ---          ---

In the third quarter of 1993, the Company redeemed all of its outstanding shares of Redeemable Preferred Stock for a total amount of approximately $53 million plus accrued and unpaid dividends.

NOTE 9. COMMON STOCK AND SURPLUS

The Company's Certificate of Incorporation authorizes the issuance by the Company of up to 500 million shares of common stock, par value $2.00 per share.

                                                          Shares Reserved
                                                     at December 31, 1993*
                                                   ----------------------
Dividend Reinvestment and Stock Purchase Plan                   9,772,086
Stock Option and Incentive Plans                               11,027,192
Common Stock Subscription Warrants                              3,312,814
                                                               ----------
Total                                                          24,112,092
                                                               ----------

*  An additional 14.0 million shares were reserved for issuance under a new broad-based stock option plan for employees approved by the Board of Directors on January 19, 1994 (see Note 11 for additional information).

    Under the Dividend Reinvestment and Stock Purchase Plan, as in effect at December 31, 1993, domestic common stockholders of record may reinvest all or part of their quarterly common stock dividends to a maximum of $6,000 per quarter, in shares of common stock at a 5% discount from the current average market prices, without payment of service charges or brokerage commissions. Reinvestment of cash dividends in excess of that amount is permitted without any discount. Optional cash purchases of common stock may be made by common stockholders of the Company at a 3% discount from the current market price. Optional cash purchases in any month are limited to $2,000 per stockholder. Optional cash purchases and dividend reinvestments were approximately $41 million and $15 million, respectively, in 1993.
    Unless full cumulative dividends have been paid on all of the outstanding shares of nonredeemable preferred stock of the Company and the Company is not in default or in arrears with respect to any sinking fund or redemption requirement, no cash dividends may be paid on or any payments made to purchase or redeem any shares of common stock of the Company.
    The Company issued warrants during 1993 in settlement of a previously reported legal action. The warrants cover 3,315,000 shares of common stock at an exercise price of $34.6125 per share, and expire on June 30, 1996. During 1993, approximately 2,000 warrants were exercised.

NOTE 10. JUNIOR PARTICIPATING PREFERRED STOCK PURCHASE RIGHTS

Pursuant to a Rights Agreement dated February 15, 1989, there is attached to each share of common stock of the Company one junior participating preferred stock purchase right (Right). Each Right entitles the holder to buy from the Company one one-hundredth of a share of junior participating preferred stock at an exercise price of $125, subject to adjustment.
    The Rights will expire on February 27, 1999 unless redeemed earlier and will not be exercisable or transferable separately from the shares of common stock to which they are attached until the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an Acquiring Person) has acquired beneficial ownership of 20% or more of the outstanding shares of common stock of the Company (the Stock Acquisition Date) or (ii) 10 business days following a public announcement of the commencement of a tender offer or exchange offer that would result in the offeror beneficially owning 25% or more of the outstanding shares of common stock of the Company.
    The Rights are redeemable, for cash or other consideration deemed appropriate by the Board of Directors of the Company, at $0.01 per Right, subject to adjustment, at any time prior to 10 days after the Stock Acquisition Date, which redemption period may be extended under certain conditions.
    In the event that any person becomes an Acquiring Person other than pursuant to an offer for all outstanding shares of common stock which the independent directors of the Company determine to be fair to and in the best interests of the Company and its shareholders (a Flip-In Event), each holder of a Right, other than Rights beneficially owned by an Acquiring Person and certain transferees (which Rights will be void), will thereafter have the right to acquire, upon exercise, shares of common stock (or, in certain circumstances, property) having a value equal to two times the exercise price of the Right. However, Rights will not be exercisable following the occurrence of a Flip-In Event until such time as the Rights are no longer redeemable by the Company. At any time after the occurrence of a Flip-In Event, the Board of Directors of the Company may exchange the Rights (other than Rights which have become void as described above), in whole or in part, at an exchange ratio of one share of common stock per Right, subject to adjustment.
    In the event that, at any time following the Stock Acquisition Date, (i) the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation (other than a merger which follows an offer described in the preceding paragraph), or (ii) 50 percent or more of the Company's assets or earning power is sold or transferred, each holder of a Right (except Rights which have become void as set forth previously) will thereafter have the right to acquire, upon exercise, shares of common stock of the acquiring company having a value equal to two times the exercise price of the Right.
    Until a Right is exercised, the holder thereof will have no rights as a shareholder of the Company.

NOTE 11. STOCK OPTION AND INCENTIVE PLANS

                                                                           Option Price                      Market Value
                                                                  -----------------------------     ------------------------------
                                                 Stock Options
                                                    with Stock
                                         Stock    Appreciation                        Aggregate                          Aggregate
                                       Options          Rights         Per Share  (in millions)          Per Share   (in millions)
                                       -------          ------         ---------  -------------          ---------   -------------
Outstanding at December 31, 1991     4,222,446         697,854    $10.625-$41.00           $126           $17.8125            $ 88
Granted during 1992                  1,300,450              --            21.375             28            21.3750              28
Exercised during 1992                 (477,480)        (11,156)    10.625-26.188             (6)    20.375-29.8750             (12)
Canceled during 1992                  (161,837)        (21,797)     10.625-41.00             (5)           28.5000              (5)
                                     ---------         -------    --------------           ----     --------------            ----
Outstanding at December 31, 1992     4,883,579         664,901    $10.625-$41.00           $143           $28.5000            $158
Granted during 1993                  1,672,050              --           29.9375             50            29.9375              50
Exercised during 1993                 (750,321)        (41,432)    10.625-31.156            (15)    28.1875-37.750             (19)
Canceled during 1993                   (99,432)        (19,311)     10.625-41.00             (6)           33.8750              (4)
                                     ---------         -------    --------------           ----     --------------            ----
Outstanding at December 31, 1993     5,705,876         604,158    $10.625-$41.00           $172           $33.8750            $214
                                     ---------         -------    --------------           ----     --------------            ----
Exercisable at December 31, 1992     3,224,788         664,901    $10.625-$41.00           $116           $28.5000            $111
                                     ---------         -------    --------------           ----     --------------            ----
Exercisable at December 31, 1993     3,870,282         604,158    $10.625-$41.00           $121           $33.8750            $152
                                     ---------         -------    --------------           ----     --------------            ----

Chase has various stock option and incentive plans that provide for the granting of various types of awards to key personnel: options to purchase shares of common stock with or without related stock appreciation rights, restricted stock units and performance share units.
    In accordance with the plans, options may be granted from time to time at a purchase price per share equal to the market price on the date of grant and are exercisable not less than one year nor more than ten years from the date of grant. Stock appreciation rights permit their holders to surrender their related options in exchange for cash or shares in an amount equal to the excess of the market price per share of the stock on the date the right is exercised over the related option price. Stock appreciation rights related to nonqualified stock options are recorded as compensation expense based on the excess of the fair market value of the stock over the option price times the number of stock appreciation rights outstanding.
    Restricted stock units and restricted stock, into which the units may be converted, entitle their holders to receive shares of common stock after a certain period of continued employment. The holders of restricted stock units are entitled to receive cash payments equivalent to the dividends that would have been received if the units were shares of common stock. The market value of the shares at the date of grant is amortized to compensation expense over the restriction period.
    Performance share units entitle their holders to receive cash, shares of common stock or a combination thereof at the end of the performance period upon the satisfactory attainment of specified financial goals and departmental objectives. Compensation expense is recorded over the service period based on the market price per share of the common stock at the end of each reported period.
    During 1993 and 1992, approximately 210,000 and 320,000 restricted stock units, respectively, were granted under the plans, while no performance share units were granted. At December 31, 1993, approximately 730,000 restricted stock units and no performance share units were outstanding.
    The total number of shares of common stock and restricted stock units that may be issued under the plans and the total number of performance share units that may be granted under the plans may not exceed 12 million shares and 550,000 units, respectively. At December 31, 1993, approximately 3.5 million shares were available for granting of stock options or restricted stock units and approximately 400,000 performance share units were available for grant under the plans.
    In January 1994, Chase adopted a new broad-based employee stock option plan. Under the plan, substantially all full-time employees were awarded options to purchase 400 shares of common stock, and substantially all part-time employees were awarded options to purchase 200 shares of common stock at an exercise price of $35.50 per share. The options become exercisable on January 19, 2003, and all options expire on January 19, 2004. The options may, however, be exercised on an accelerated basis (but not earlier than January 19, 1997) if certain share price performance levels are achieved during the period from January 19, 1994 through March 31, 1997. One half of the options become exercisable if the common stock trades, over a defined period, at an average price of $52 per share by March 31, 1997; all of the options become exercisable if the common stock trades, over a defined period, at an average price of $60 per share by that date. Neither the grant nor the exercise of the options will result in a charge to the Corporation's earnings under current accounting rules. The Corporation does not expect these options to materially dilute earnings per share.

NOTE 12. EARNINGS PER COMMON SHARE

Primary earnings per common share amounts are computed by dividing Net Income after deduction of preferred stock dividends by the average number of common and common equivalent shares outstanding during the period. The fully dilutive effects in 1993 of certain instruments (i.e., the assumed exercise of outstanding dilutive stock options and conversion of restricted stock units) were below the 3% standard of materiality and, therefore, not presented in the financial statements. The average fully diluted common shares in the 1993 denominator were 173.2 million.

NOTE 13. PLEDGED ASSETS AND REQUIRED RESERVES

Pledged assets consisted of certain investment and trading account securities and other assets aggregating approximately $10.7 billion at December 31, 1993. Of these, approximately $6.4 billion were pledged to secure repurchase agreements and approximately $4.3 billion were pledged to secure public and trust deposits and for other purposes.
    In addition, the Bank and certain banking subsidiaries of the Company are required to maintain average reserves on deposit with Federal Reserve Banks against certain outstanding domestic deposit liabilities. The reserves, which are included in Cash and Due from Banks, were $0.3 billion at both December 31, 1993 and 1992. Average required reserves during 1993 and 1992 were $0.6 billion.

NOTE 14. REGULATORY LIMITATIONS

The Federal Reserve Act and regulations thereunder impose various legal limitations on the extent banks with deposits that are insured by the FDIC may finance or otherwise supply funds to certain of their affiliates. In particular, each bank that is a subsidiary of the Company is subject to certain restrictions on extensions of credit to or other covered transactions, such as certain purchases of assets, with the Company or such affiliates. Such restrictions prevent banking subsidiaries of the Company from lending to the Company and their affiliates unless such extensions of credit are secured by collateral in specified amounts and are made on terms and conditions that are substantially the same as those prevailing for comparable transactions with nonaffiliated companies. Further, such covered transactions by any such bank are limited in amount as to the Company or any such affiliate to 10% of such bank's capital and surplus and as to the Company and all such affiliates in the aggregate to 20% of such bank's capital and surplus.
    The Company's ability to pay dividends on its preferred and common stock is derived from several sources, including, among other sources, dividends from the Bank, Chase USA, Chase Maryland and the Company's nonbanking subsidiaries. The ability of the Company's banking subsidiaries to pay dividends is subject to certain restrictions.
    National banks are subject to various legal limitations on the amount of dividends that may be paid to their stockholders. Under the provisions of 12 U.S.C. Section 56, a national bank may not pay a dividend in an amount greater than its net profits then on hand after deducting therefrom its losses and bad debts. For this purpose, "bad debts" are defined to include generally the principal amount of matured loans which are in arrears with respect to payment of interest for six months or more and "net profits" has been construed by the Comptroller of the Currency to mean retained earnings plus that portion of a bank's capital surplus which was transferred from retained earnings. Generally, a debt is considered "matured" when all or a part of the principal is due and payable as a result of demand, arrival of a stated maturity date, or acceleration by contract or operation of law. The amount of bad debts to be deducted is limited to such amount thereof as exceeds a bank's allowance for loan and lease losses. Under the provisions of 12 U.S.C. Section 60, the approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds such bank's net profits (as defined) for that year, combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus.
    At December 31, 1993, under the more restrictive of these limitations, the Bank could declare dividends in 1994 of approximately $930 million, combined with an additional amount equal to its retained net profits for 1994 up to the date of any dividend declaration. Under applicable state and federal laws, Chase USA and Chase Maryland could declare dividends in 1994 of approximately $870 million and $15 million, respectively, combined with an additional amount equal to their respective retained net profits for 1994 up to the date of any dividend declaration. In determining whether, and to what extent, to pay dividends, each subsidiary bank must also consider the effect of applicable risk-based capital guidelines and leverage limitations.

NOTE 15. INTERMEDIATE- AND LONG-TERM DEBT

Intermediate- and Long-Term Debt consists of obligations having an original maturity at issuance of more than one year. A summary of Intermediate- and Long-Term Debt, net of unamortized original issue discount, outstanding at December 31, 1993 and 1992 and certain applicable terms is presented below. The distribution of maturities is based on contractual maturity or the earliest date which the debt can be redeemed at the option of the holder.

                                                                                                   Amount Outstanding
                                                                                                     at December 31,
                                                                                                   ------------------
                                                                       Maturity     Interest                                Other
($ in millions)                                                            Date         Rate*     1993            1992**     Data***
- ---------------                                                        --------     --------      ----            ----      -----
Company:
  Medium-Term Notes                                                   1993-1997    4.49-9.61%   $  530          $  958
  Floating Rate Medium-Term Notes                                     1993-1995    3.54-4.60       409             537
  Subordinated European Currency Unit Bonds                                1993         7.38        --              72          S
  Floating Rate Oil-Linked Notes                                           1994         4.56        10              10
  Notes                                                                    1994         7.38       158             158          T
  Floating Rate Subordinated Notes                                         1995         5.25        --             350      S,R,T
  Floating Rate Subordinated Notes                                         1996         8.50        --             400        S,R
  Notes                                                                    1996         8.50       250             250          T
  Notes                                                                    1997         7.88       227             227          T
  Floating Rate Subordinated Notes                                         1997         3.75       175             175        S,T
  Subordinated Notes                                                       1997         7.50       200             200        S,T
  Non-U.S. Currency Borrowings                                             1998         5.30        45              40
  Floating Rate Notes                                                      1999         4.10        11              11          R
  Subordinated Medium-Term Notes                                           1999    7.58-9.00       175             175        S,T
  Subordinated Notes                                                       1999        10.00       275             275        S,T
  Subordinated Notes                                                       1999         8.00       200             200        S,T
  Subordinated Notes                                                       1999         7.75       200             200        S,T
  Floating Rate Subordinated Notes                                         2000         5.00       250             250      S,R,T
  Subordinated Notes                                                       2001         9.38       200             200        S,T
  Subordinated Notes                                                       2001         9.75       150             150        S,T
  Floating Rate Subordinated Notes (Three Issues)                          2003    4.35-5.50       341              --        S,T
  Subordinated Notes                                                       2003         7.50       200              --        S,T
  Subordinated Notes                                                       2005         6.50       198              --        S,T
  Subordinated Notes                                                       2008         6.13        99              --        S,T
  Subordinated Notes                                                       2008         6.75       199              --        S,T
  Floating Rate Subordinated Notes                                         2009         5.25       321             321      S,R,T
  Floating Rate Notes                                                      2009         6.50        --             114      F,R,T
  Sinking Fund Debentures                                                  2009         8.50        --             147      F,R,T
  Other Borrowings                                                    1994-1996         ****        13              22
                                                                      ---------    ---------    ------          ------      -----
     Total                                                                                       4,836           5,442
                                                                                                ------          ------
Bank:
  Floating Rate Notes                                                      1993         5.25        --             144        G,R
  Deutsche Mark Bearer Bonds                                               1993         6.00        --               7      G,F,R
  Swiss Franc Bonds                                                        1993         4.00        --              26        G,F
  French Franc Floating Rate Bonds                                         1993        10.39        --               4      G,F,R
  Floating Rate Subordinated Debenture                                     1996         8.50       400             400        S,C
  Subordinated Note Issued with Equity Contract                            1999         9.25       150             150        S,C
  Subordinated Debenture                                                   1999         6.25       260              --        S,C
  Fixed Rate Subordinated Debentures (Three Issues)                        2010         9.00     1,100           1,100        S,C
  Subordinated Notes (Two Issues)                                          2012         9.00       450             450        S,C
  Mortgages and Capital Leases                                             2013        10.00         8               8
  Student Loan Marketing Association Borrowings                       1993-1994    3.48-4.26       500             804
  Other Borrowings                                                    1993-2006         ****       164             332
                                                                      ---------    ---------    ------          ------      -----
     Total                                                                                       3,032           3,425
                                                                                                ------          ------
Other Subsidiaries                                                    1993-2012         ****       383             396          C
                                                                      ---------    ---------    ------          ------      -----

Less: Investment by the Company in a Subordinated Note Issued
      with Equity Contract of the Bank and other Subordinated
      Debentures                                                                                 2,610           2,350      S,C
                                                                                                ------          ------      -----
Total Intermediate- and Long-Term Debt                                                          $5,641          $6,913
                                                                                                ------          ------

   * The interest rates shown for floating rate issues are those in effect at December 31, 1993, or in the case of those issues redeemed in 1993 at the date of redemption. Such interest rates are determined by formulas, subject to certain minimum rates.
  ** As restated for the merger of Chase Lincoln into the Bank on January 1, 1993.
 *** Issues indicated by:
     "S"--Subordinated in right of payment to claims of depositors and certain other creditors, as applicable.
     "G"--Guaranteed as to payment by the Company.
     "F"--Subject to sinking fund requirements.
     "C"--Held by the Company.
     "R"--Redeemable in whole, or in part, at the option of Chase, prior to maturity.
     "T"--Qualifies as Tier II capital under the Risk-based Capital guidelines.
**** Consists of numerous borrowings which bear interest at rates generally reflecting market conditions in the applicable countries at the time of issuance or repricing.

    Chase issues long-term debt denominated in various currencies with both fixed and floating interest rates.
    The interest rates for fixed rate subordinated and other debt obligations ranged from 3.50% to 19.80% at December 31, 1993 and 3.18% to 19.80% at December 31, 1992. The weighted average interest rates on fixed rate debt were 7.84% and 8.13% at December 31, 1993 and 1992, respectively.
    The interest rates for floating rate subordinated and other debt obligations ranged from 3.48% to 8.56% at December 31, 1993 and 3.38% to 12.50% at December 31, 1992. The weighted average interest rates on floating rate debt were 4.42% and 5.34% at December 31, 1993 and December 31, 1992, respectively.
    The aggregate amounts of maturities for the five years subsequent to December 31, 1993 are $1,315 million (1994), $208 million (1995), $784 million
(1996), $764 million (1997) and $46 million (1998).

NOTE 16. INTERNATIONAL ACTIVITIES

International activities include the business conducted by overseas offices, as well as international business conducted from domestic offices, principally the Head Office of the Bank in New York. Because of the close integration of Chase's foreign and domestic activities, it is difficult to estimate the amounts of assets, liabilities, revenue and expenses attributable to international activities. Such amounts are based on internal allocations and allowances, which are necessarily subjective. Such allocations of assets, liabilities, revenue and expenses to geographic areas are based on the domiciles of the obligors. The principal internal allocations and allowances used to estimate the assets, liabilities, revenue and expenses related to international activities are as follows:

    o Allocation of the cost of funds based on a process that attempts to match assets and liabilities with similar maturities, liquidity and interest rate characteristics.

    o Allocation of capital based on an internal methodology that takes into account risks associated with businesses in each geographic area.

    o Allocation of expenses incurred by one geographic area on behalf of another, including general and administrative costs.

    o Allocation of the Provision for Possible Credit Losses based on charge-off experience and risk characteristics of the portfolio, and an allocation of the total Reserve for Possible Credit Losses to international activities.

    o Allowance for the differences between foreign and United States tax rates.

    The following table sets forth estimated Total Assets at December 31, 1993, 1992, and 1991 and estimated Gross Revenue, Gross Expenses, Income (Loss) Before Taxes and Net Income (Loss) for the respective years then ended:

                                                                                                Income (Loss)               Net
 1993 ($ in millions)                 Total Assets      Gross Revenue      Gross Expenses       Before Taxes       Income (Loss)
 --------------------                 ------------      -------------      --------------       ------------       ------------
 Domestic                                 $ 71,643            $ 5,872             $ 6,082              $(210)              $105
                                          --------            -------             -------              -----               ----
 International:
   Asia                                      9,069                968                 699                269                164
   Europe, Middle East and Africa            9,815              1,245               1,084                161                103
   Western Hemisphere                       11,576              3,332               2,821                511                594
                                          --------            -------             -------              -----               ----
    Total International                     30,460              5,545               4,604                941                861
                                          --------            -------             -------              -----               ----
 Total*                                   $102,103            $11,417             $10,686              $ 731               $966
                                          --------            -------             -------              -----               ----
 1992 ($ in millions)
 --------------------
 Domestic                                 $ 66,435            $ 6,052             $ 5,802              $ 250               $168
                                          --------            -------             -------              -----               ----
 International:
 Asia                                        7,901                954                 760                194                121
 Europe, Middle East and Africa             10,741              1,084               1,078                  6                 (3)
 Western Hemisphere                         10,785              2,964               2,589                375                353
                                          --------            -------             -------              -----               ----
   Total International**                    29,427              5,002               4,427                575                471
                                          --------            -------             -------              -----               ----
 Total                                    $ 95,862            $11,054             $10,229              $ 825               $639
                                          --------            -------             -------              -----               ----
 1991 ($ in millions)
 --------------------
 Domestic                                 $ 70,674            $ 7,422             $ 7,027              $ 395               $211
                                          --------            -------             -------              -----               ----
 International:
   Asia                                      8,367                799                 648                151                 96
   Europe, Middle East and Africa            9,784              1,131               1,252               (121)               (74)
   Western Hemisphere                        9,372              2,453               2,234                219                287
                                          --------            -------             -------              -----               ----
     Total International**                  27,523              4,383               4,134                249                309
                                          --------            -------             -------              -----               ----
Total                                     $ 98,197            $11,805             $11,161              $ 644               $520
                                          --------            -------             -------              -----               ----

 * The 1993 tax provision reflects the $500 million of tax benefits recognized as a result of the adoption of SFAS 109. The benefits allocated primarily relect previously unrecorded deferred tax assets related to prior period refinancing country and commercial real estate loss provisions.
** The reserve and provision for possible credit losses applicable to refinancing countries have been allocated to the applicable international areas. Tax benefits applicable to the provision are  reflected in the year(s) in which such benefits are included in Chase's consolidated income tax provision.


    In 1993, 1992 and 1991, net foreign exchange translation losses on investments in overseas branches, subsidiaries and associated companies, included in revenue, amounted to approximately $28 million, $30 million and $24 million, respectively, after applicable income taxes.

NOTE 17. EMPLOYEE BENEFIT PLANS

PENSION PLANS

Chase has a number of pension plans covering substantially all employees. During 1988, Chase's major domestic plan was modified, subject to approval from the Internal Revenue Service, from a final pay defined benefit formula to a cash balance form of defined benefit formula that provides for contributions by Chase that are determined as a percentage of pay, based on salary and service, subject to a minimum benefit level. In addition, special transition benefits are being provided to certain participants through 1995, based on salary and period of service. Chase's funding policy is to contribute annually an amount, based on actuarial present value computations, which satisfies the Internal Revenue Service's funding standards.

PENSION EXPENSE

($ in millions)                                                1993              1992                1991
- ---------------                                                ----              ----                ----
Pension Expense:
  Service Cost--Benefits Earned
    During the Year                                             $84               $84                $ 76
  Interest Cost on Projected Benefit
    Obligation                                                   44                39                  32
  Actual Return on Plan Assets                                  (83)              (44)               (117)
  Net Amortization and Deferral                                  23               (17)                 62
                                                                ---               ---                ----
Net Pension Expense                                             $68               $62                $ 53
                                                                ---               ---                ----

FUNDED STATUS
                                                                               December 31,                     December 31,
                                                                                   1993                             1992
                                                                      --------------------------      ----------------------------

                                                                           Assets    Accumulated           Assets      Accumulated
                                                                           Exceed       Benefits           Exceed         Benefits
                                                                      Accumulated         Exceed      Accumulated           Exceed
($ in millions)                                                          Benefits         Assets*        Benefits           Assets*
- ---------------                                                       -----------    -----------      -----------      -----------
Actuarial Present Value of Benefit Obligations:
  Accumulated Benefit Obligations:
    Vested                                                                   $478           $ 96             $389             $ 79
    Nonvested                                                                  26              4               21                4
                                                                             ----           ----             ----             ----
Total                                                                        $504           $100             $410             $ 83
                                                                             ----           ----             ----             ----
Projected Benefit Obligations for Service Rendered to Date                   $558           $121             $456             $106
Plan Assets at Fair Value**                                                   768             30              701               27
                                                                             ----           ----             ----             ----
Plan Assets in Excess of (Less Than) Projected Benefit Obligations            210            (91)             245              (79)
Unrecognized Net (Asset) Obligation                                            (9)             1              (16)               3
Unrecognized Prior Service Cost                                                21             --               23               --
Unrecognized Net (Gains) Losses                                               (29)            13              (17)               4
Minimum Liability Adjustment                                                   --             (9)              --               (6)
                                                                             ----           ----             ----             ----
Prepaid (Accrued) Pension Costs Included in Other Assets (Liabilities)       $193           $(86)            $235             $(78)
                                                                             ----           ----             ----             ----

 * Consists primarily of domestic plans not subject to Title IV of ERISA and overseas pension plans where funding strategies vary according to legal requirements and local practice.
** Plan assets at fair value consisted primarily of listed stocks, fixed income securities, commingled funds and participation rights.

    Assumptions used in determining the actuarial present value of the projected benefit obligation for Chase's major domestic defined benefit plan included a weighted-average discount rate of 7.25% for 1993 and 8.00% for 1992 and a rate of increase in future compensation levels of 6.00% for both 1993 and 1992. The assumed long-term rate of return on the major defined benefit plan's assets was 8.50% for both 1993 and 1992. Actuarial assumptions used for other domestic plans are similar to those of the major defined benefit plan. Actuarial assumptions used for each overseas plan are commensurate with the respective country's averages.
    In 1992, Chase settled certain pension plan obligations related to ancillary retirement benefits through additional deposits to an existing participating annuity contract. No gain or loss was recognized upon such settlements.

POSTRETIREMENT PLANS

Chase provides certain health care and life insurance benefits for eligible retirees covered by its major domestic defined benefit plan. Chase's retiree medical plan is contributory, while the retiree life insurance plan is noncontributory.
    Effective January 1, 1993, Chase modified its retiree medical benefit plan and established an annual limitation ("cap") on the dollar amount of Chase's share of the cost of covered benefits incurred by the retiree group as a whole. The cap applies to all current and future retirees and limits Chase's annual cost of retiree medical benefits to two times what Chase will contribute to retiree medical coverage in 1996. Once the cap has been activated, the shortfall in a year (the amount by which Chase's retiree medical benefits exceeds the cap on retiree medical coverage) will be borne by the retiree population existing at that time.
    As of January 1, 1993, Chase adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Chase elected to amortize the transition liability for accumulated postretirement benefits (liability for benefits earned to date for retirees and active employees) of approximately $270 million over a 20-year period.

NET PERIODIC POSTRETIREMENT BENEFIT COST

($ in millions)                                                            1993
- ---------------                                                            ----
Service Cost                                                                $ 6
Interest Cost                                                                21
Amortization of Transition Obligation                                        14
                                                                            ---
Net Periodic Postretirement Benefit Cost                                    $41

    Prior to the adoption of SFAS 106, the annual expense associated with these benefits of $11 million and $10 million for 1992 and 1991, respectively, was expensed as incurred.

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION

($ in millions)                                               December 31, 1993
- ---------------                                               -----------------
Accumulated Postretirement Benefit Obligation:
  Retirees                                                                 $179
  Fully-Eligible Active Plan Participants                                    38
  Other Active Plan Participants                                             88
                                                                           ----
Total Accumulated Postretirement Benefit Obligation                        $305
Plan Assets at Fair Value                                                    --
                                                                           ----
Accumulated Postretirement Benefit Obligation in
  Excess of Plan Assets                                                    $305
Unrecognized Transition Obligation                                          261
Unrecognized Net Loss                                                        17
                                                                           ----
Accrued Postretirement Benefit Cost                                        $ 27
                                                                           ----

    Assumptions used in determining the accumulated postretirement benefit obligation included a weighted-average discount rate of 7.25% for 1993. The health care cost trend rate used for participants under age 65 was 12.0% for 1993, gradually decreasing to 5.6% by 2021 and thereafter. The health care cost trend rate used for those 65 and over was 11.7% for 1993, gradually decreasing to 5.6% by 2021 and thereafter.
    The health care cost trend rate has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each future year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by approximately $12 million and the aggregate of the service and interest cost components of the 1993 net periodic postretirement benefit cost by approximately $1 million.

OTHER BENEFIT PLANS

Chase also provides certain benefits to former or inactive employees after employment but before retirement. These benefits include health care, life insurance and disability. During 1993, Chase adopted SFAS 112, "Employers' Accounting for Postemployment Benefits," which requires accrual of the cost of such benefits. In 1993, Chase recorded approximately $10 million of expense as a result of the adoption of SFAS 112.

NOTE 18. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

SFAS 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," requires disclosures about financial instruments with off-balance sheet risk and credit risk concentrations (see Note 19 - Significant Credit Risk Concentrations).
    Credit Risks: Credit risk, as defined by SFAS 105, is the possibility that loss may occur from counterparty failure to perform according to the terms of the contract. Such credit risk is controlled through credit approvals, limits and monitoring procedures based on the same credit policies used for on-balance sheet instruments. Chase attempts to limit its credit risk by dealing with counterparties believed to be creditworthy and obtaining collateral, where appropriate.
    Chase segregates its off-balance sheet risk into three areas: lending-related, trading and asset/liability management.

OFF-BALANCE SHEET LENDING-RELATED RISK

                                                                         1993                           1992
                                                                         ----                           ----
                                                                Contract    Credit Risk        Contract     Credit Risk
($ in millions)                                                  Amount*       Amount**         Amount*        Amount**
                                                                --------    -----------        --------     -----------
Commitments to Extend Credit***                                  $28,100        $28,100         $26,900         $26,900
Standby Letters of Credit and Foreign Office
  Guarantees                                                      11,400         11,400          10,900          10,900
Other Letters of Credit                                            2,100          2,100           2,600           2,600
                                                                 -------        -------         -------         -------

  * Contract amounts of these instruments, which are not included in the Consolidated Statement of Condition, are indicators of the level of Chase's activities in particular classes of financial instruments.
 ** As required by SFAS 105, credit risk amounts do not consider the value of any collateral and assume the total potential loss on undrawn commitments, standby letters of credit and similar arrangements.
*** Excludes credit card commitments of $26.9 billion and $27.5 billion and Advantage Credit loan commitments of $2.4 billion and
    $2.5 billion at December 31, 1993 and 1992, respectively.

LENDING-RELATED ACTIVITIES

Chase designs and markets various products that provide its customers with working capital. These products may be in the form of commitments to extend credit, standby letters of credit, foreign office guarantees and other letters of credit that provide for the performance of a customer. These products have potential off-balance sheet risk for Chase, as Chase's contractual commitment is not reflected in the Consolidated Statement of Condition until the commitment has been fulfilled.

COMMITMENTS TO EXTEND CREDIT, which generally have fixed expiration dates or other termination clauses, are legally binding agreements to lend to customers (provided there are no violations of any conditions established in the contracts). Since many commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. Collateral held, if any, varies but typically includes cash, marketable securities, accounts receivable, inventory, property, plant and equipment and residential homes. Credit card and Advantage Credit loan commitments are unsecured agreements to extend credit. Such commitments are reviewed periodically, at which time the commitments may be maintained, increased, decreased or canceled depending upon Management's evaluation of the customer's creditworthiness and other considerations.

STANDBY LETTERS OF CREDIT AND FOREIGN OFFICE GUARANTEES (SBLCS) AND OTHER LETTERS OF CREDIT are conditional commitments issued by Chase guaranteeing the performance of a customer to a designated third party (beneficiary). Although Chase generally does not expect the beneficiary to draw funds under an SBLC, it is obligated to pay the beneficiary upon presentation of a claim that satisfies the terms of the commitment. SBLCs may be fully or partially collateralized by cash, marketable securities and other types of collateral. Other Letters of Credit principally include commercial letters of credit that are used to facilitate trade transactions and are generally secured by the underlying goods.
    At December 31, 1993, total SBLCs, which have been reduced by approximately $1.6 billion for SBLCs participated to other financial institutions or collateralized by cash or marketable securities, have been issued in support of the obligations in the table below. These SBLCs have an average risk profile generally comparable to investment grade obligations.

                                                                             Remaining
                                                                               Average
                                                                            Maturities
                                                         Percentage            (Months)
                                                         ----------         ----------
Private debt                                                     10%                10
Public debt                                                       5                 25
Purchase of products and services                                50                 10
Other                                                            35                 10

OFF-BALANCE SHEET TRADING RISK
December 31,                                                            1993                                  1992
- ------------                                         ----------------------------------     ----------------------------------
                                                     Contract/Notional      Credit Risk     Contract/Notional      Credit Risk
($ in millions)                                                 Amount*          Amount**              Amount*          Amount**
- ---------------                                      -----------------      -----------     -----------------      -----------
Interest Rate Contracts:
  Interest Rate Swaps                                         $178,700           $5,600              $192,500          $ 4,600
  Currency Exchange Agreements                                  13,900              700                14,600              600
  Forwards and Futures                                         123,200               70                91,600              100
  Options, Caps and Floors Purchased                            61,400              900                32,500              400
  Options, Caps and Floors Written                              57,500               --***             36,000               --***
Foreign Exchange Contracts:
  Spot, Forwards and Futures                                   418,300            5,400               432,700           11,700
  Options Purchased                                             29,600              600                20,400              600
  Options Written                                               33,200               --***             18,900               --***
Commodity Contracts                                              3,200              500                 1,500               20
                                                              --------           ------              --------          -------

  * Contract or notional amounts of these instruments, which are not included in the Consolidated Statement of Condition, are indicators of the level of Chase's activities in particular classes of financial instruments.
 ** As required by SFAS 105, credit risk amounts do not consider the value of any collateral. For interest rate, foreign exchange and commodity contracts, the credit risk amounts represent the gross unrealized gains, without giving effect to any possible reduction due to master netting agreements by counterparty.
*** Options, caps and floors written have no credit risk.


TRADING ACTIVITIES

Chase designs and markets a broad range of risk management products that provide its corporate and institutional customers with the ability to hedge interest rate and currency exposures, providing both issuers and investors with the ability to modify transactions in terms of their maturities, interest rate risk, currency or other financing characteristics. These products, which are subject to varying degrees of off-balance sheet credit and market risk, may be in the form of swaps, forwards, futures, and options in the interest rate, foreign exchange, and commodity markets.

INTEREST RATE CONTRACTS include interest rate swaps, currency exchange agreements, forwards, futures, options, caps and floors. Interest rate swaps and currency exchange agreements are contractual agreements between two counterparties for the exchange of periodic interest payments generally based on a notional principal amount and agreed-upon fixed and floating rates. Principal amounts are generally not exchanged, with the exception of currency exchange agreements, where the principal amounts may be exchanged at inception and re-exchanged at maturity. Forwards, which include future rate agreements, and futures are contracts for delivery at a future date in which the buyer agrees to take delivery of a specified instrument or cash at a specified price or yield. Futures contracts are traded on organized exchanges (exchange traded) and require initial margin (collateral) in the form of cash or marketable securities. Holders of futures contracts look to the exchange for performance under the contract and not to the entity holding the offsetting futures position. The net change in the futures contract value is settled daily in cash with the exchanges. Accordingly, the amount at risk due to nonperformance of counterparties to futures contracts is minimal. In contrast, forward contracts are generally negotiated between two counterparties and, therefore, are subject to the performance of the related counterparties. Options, which may be either exchange traded or negotiated directly between two counterparties, grant the buyer the right, but not the obligation, to purchase or sell at a specified price, a stated number of units of an underlying financial instrument, at a future date. Caps and floors are option-like agreements where the seller agrees to pay the purchaser, in relation to a notional principal amount, the agreed upon differential if the pre-specified index is above (below) the cap (floor) rate. The seller receives a premium and bears the risk of unfavorable interest rate changes.

FOREIGN EXCHANGE CONTRACTS include spot, forward, futures and option contracts and involve the exchange of two currencies at a rate agreeable to the contracting parties. Spot contracts require the exchange of currencies to occur within two business days of the contract date, while forward and futures contracts settle three or more business days from the contract date. Spot and forward contracts are negotiated between two counterparties, while futures contracts are exchange traded. Foreign currency options, which are either negotiated between two counterparties or are exchange traded, are similar to interest rate option contracts, except that they are based on currencies instead of interest rates.

COMMODITY CONTRACTS include swaps, caps and floors and are similar to interest rate contracts, except that they are based on commodity indices instead of interest rates. Commodity swap, cap and floor transactions are required to be settled in cash and not by delivery of the underlying commodity.

Credit and Market Risks--The contract or notional amounts of these instruments represent the volume of outstanding transactions and do not represent the potential for gain or loss associated with the credit or market risk of such transactions. SFAS 105 defines credit risk as the possibility that a loss may occur from counterparty failure to perform according to the terms of the contract. Credit exposure exists at a particular point in time when a derivative instrument has a positive market value. The effect of such defaults varies as the market value of instruments changes. Chase manages its credit risk by dealing with counterparties believed to be creditworthy, obtaining collateral where appropriate, and increasingly requiring the use of legally enforceable master netting agreements. The market risk of these derivative instruments is due to market price, interest rate and foreign exchange rate fluctuations that may result in a decrease in the market value of such derivatives. Exposure to market risk is managed through risk limits and other controls and by entering into counterbalancing positions.
    During 1993 and 1992, Chase reported the fair value of trading derivatives on a net basis in the Statement of Condition, consistent with industry practice. On January 1, 1994, Chase adopted FASB Interpretation 39, "Offsetting of Amounts Related to Certain Contracts" (FIN 39). FIN 39 requires the fair value of trading derivatives to be reported on a gross basis in the Statement of Condition beginning in 1994, except for contracts executed with the same counterparty under legally enforceable master netting agreements, which will continue to be presented on a net basis. If Chase had adopted FIN 39 as of December 31, 1993, total assets and total liabilities would each have been increased by approximately $10 billion. Chase's asset-based ratios, including the Tier I leverage ratio would have been lower, although net income and the risk-based capital ratios would not have been affected.

OFF-BALANCE SHEET ASSET/LIABILITY MANAGEMENT RISK
                                                                       1993                      1992
                                                                       ----                      ----
                                                          Contract/Notional         Contract/Notional
($ in millions)                                                      Amount*                   Amount*
- ---------------                                           -----------------         -----------------
Interest Rate Swaps                                                 $37,300                   $29,700
All Other ALM Contracts                                              14,100                    15,900

* Contract or notional amounts of these instruments, which are not included in the Consolidated Statement of Condition, are indicators of the level of Chase's activities in particular classes of financial instruments.

ASSET/LIABILITY MANAGEMENT ACTIVITIES

As part of Chase's asset/liability management (ALM) program, derivative products, primarily interest rate swaps, are used to manage the interest rate risk of balance sheet assets and liabilities accounted for on an accrual basis. Interest rate risk involves the possibility of loss or underperformance due to a variety of factors, such as timing differences in repricings and maturities of assets and liabilities.
    Derivative products are linked to assets, liabilities or groups of similar assets or liabilities. Initial and ongoing assessments are performed to monitor the effectiveness of these contracts.
    ALM contracts are accounted for on the accrual basis. The carrying values and fair values of ALM contracts are reflected with the assets, liabilities and commitments linked to such contracts in Note 25 (Fair Value of Financial Instruments).

    Credit and Market Risks--As defined by SFAS 105, credit risk represents the accounting loss of off-balance sheet instruments that may occur from failure of a counterparty to perform according to the terms of a contract. However, credit risk for ALM derivative products is recorded on the balance sheet and consists of accrued receivables on ALM swap contracts and unamortized premiums on open ALM option products. Market risk, the possibility of an increase or decrease in the market value of the contracts, represents the exposure related to the replacement of an ALM contract in the event of counterparty default. See Off-Balance Sheet Trading Risks on the previous page for a further discussion of credit and market risks.

NOTE 19. SIGNIFICANT CREDIT RISK CONCENTRATIONS

Chase has identified several credit risk concentrations in relation to its on- and off-balance sheet financial instruments. A credit risk concentration is defined as a significant credit exposure to an individual or a group engaged in similar activities or affected similarly by economic conditions. A significant portion of Chase's financial instruments with off-balance sheet risk are transacted with other financial institutions, such as banks and broker-dealers. However, no one financial institution represents a credit risk concentration.
    A summary of credit risk concentrations of on-balance sheet (principally loans) and off-balance sheet (principally commitments to extend credit) financial instruments at December 31, 1993 and 1992 is set forth below.

                                                                                                                              OECD
                                                                                                                        Depository
                                                                      1-4 Family                                      Institutions
                                                      Credit         Residential        Commercial    Refinancing        and their
 ($ in billions)                                       Cards          Properties       Real Estate      Countries       Guarantees*
 ---------------                                      ------         -----------       -----------    -----------     ------------
 1993
 On-Balance Sheet                                      $ 6.7               $15.1**            $3.4***        $1.5            $ 6.9
 Off-Balance Sheet                                      26.9                 0.9               0.1            0.4             12.3
                                                       -----               -----              ----           ----            -----
 Total                                                 $33.6               $16.0              $3.5           $1.9            $19.2
                                                       -----               -----              ----           ----            -----
 1992
 On-Balance Sheet                                      $ 6.6               $11.8**            $7.1           $3.4            $ 7.0
 Off-Balance Sheet                                      27.5                 0.8               0.4            0.4             14.7
                                                       -----               -----              ----           ----            -----
 Total                                                 $34.1               $12.6              $7.5           $3.8            $21.7
                                                       -----               -----              ----           ----            -----

  * OECD includes all countries that are members of the Organization for Economic Cooperation and Development. Balances are
    principally comprised of Interest-Bearing Deposits Placed with Banks and interest rate and foreign exchange contracts.
 ** Includes $174 million and $252 million in 1993 and 1992, respectively, of privately-issued mortgage-backed securities.
*** Excludes $222 million of credit exposure related to assets in the accelerated disposition portfolio.

NOTE 20. INCOME TAXES

SFAS 109, "Accounting for Income Taxes," superseded SFAS 96 also entitled, "Accounting for Income Taxes," the accounting standard that Chase had followed since 1988. Chase adopted SFAS 109 on a prospective basis as of January 1, 1993. This action resulted in a $500 million increase in both net income and deferred tax assets from the cumulative effect of this change in accounting principle. Netting these deferred tax assets against existing deferred foreign tax liabilities of $120 million brought total net deferred tax assets to $380 million as of January 1, 1993.
    The current and deferred tax provisions for the years ended December 31, 1993, 1992, and 1991 were as follows:

($ in millions)                                                     1993             1992              1991
- ---------------                                                     ----             ----              ----
Current:
  Federal                                                           $ 30             $ 19              $  6
  State and Local                                                     40               23                28
  Foreign                                                            142               97                73
                                                                    ----             ----              ----
    Total Current                                                    212              139               107
                                                                    ----             ----              ----
Deferred:
  Federal                                                            193               20                18
  State and Local                                                     32                9                (1)
  Foreign                                                              5               19                 5
                                                                    ----             ----              ----
    Total Deferred                                                   230               48                22
                                                                    ----             ----              ----
Total Provision for Income Taxes                                    $442             $187              $129
                                                                    ----             ----              ----

    Although not affecting the total tax provision, current tax payments may differ from the amounts reported above as current, pending final determinations as to the timing of certain income, deductions and credits. The effects, if any, of these determinations are reflected in the following year.
    The provision for income taxes for each of the years ended December 31, 1993, 1992 and 1991 varies from the amounts computed by applying the applicable U.S. Federal income tax rate to income before taxes. The principal reasons for these differences follow:

($ in millions)                                                         1993            1992            1991
- ---------------                                                         ----            ----            ----
Income Before Taxes at U.S.
  Statutory Income Tax Rate                                             $256            $281            $219
Increase (Decrease):
  Tax-Exempt Interest on
    Investments in State
      and Political Subdivision Securities                               (10)            (14)            (19)
  Tax-Exempt Interest--Loans                                              (8)            (10)            (16)
  State and Local Income Taxes,
     Net of Federal Income Tax Benefits                                   25              21              16
  Net Recognized Federal Tax Benefits                                     --            (116)           (133)
  Other--Net                                                               2              24              57
                                                                        ----            ----            ----
Provision Applicable to Income Before Taxes                              265             186             124
Provision Applicable to
  Foreign Exchange Translation
    Adjustments Included in
     Stockholders' Equity                                                  3               1               5
Provision Applicable to Unrealized
  Gain on Investment Securities--Available
   for Sale Included in Stockholders' Equity
     from Adoption of SFAS 115                                           174              --              --
                                                                        ----            ----            ----
Total Provision for Income Taxes                                        $442            $187            $129
                                                                        ----            ----            ----

    Chase's effective tax rate on continuing operations was 36% for 1993, compared with 23% and 19% for 1992 and 1991, respectively. The increase is primarily attributable to the adoption of SFAS 109, since the tax benefits recorded upon such adoption are no longer reflected as adjustments to the tax provision.
    Chase increased its U.S. deferred tax asset in 1993 by $13 million as a result of federal legislation enacted during 1993 increasing the corporate tax rate to 35% from 34%.
    The significant components of deferred tax assets and liabilities, after considering adoption of SFAS 109 and existing deferred foreign tax liabilities of $125 million and $120 million at December 31,1993 and January 1, 1993, respectively, were as shown in the following table.

                                                                  December 31,          January 1,
($ in millions)                                                           1993                1993
- ---------------                                                   ------------          ----------
Deferred Tax Liabilities:
  Lease Financing Transactions
    and Premises and Equipment                                          $  635              $  552
  Pension Obligation                                                        74                  87
  Undistributed Earnings of Overseas Subsidiaries                           64                  26
  Investment Securities--Available for Sale
    from Adoption of SFAS 115                                              174                  --
  Other                                                                      8                  10
                                                                        ------              ------
Total Deferred Liabilities                                                 955                 675
                                                                        ------              ------
Deferred Tax Assets:
  Reserve for Possible Credit Losses                                       451                 626
  Operating Expenses
    Not Yet Deducted for Tax Purposes                                      264                 206
  Asset Valuation Reserves                                                 288                 163
  Interest on Nonaccrual Loans                                              89                 113
  Other                                                                    133                  87
                                                                        ------              ------
Total Deferred Tax Assets
  Before Valuation Allowance                                             1,225               1,195
Less: Valuation Allowance                                                 (120)               (140)
                                                                        ------              ------
Deferred Tax Assets Less Valuation Allowance                             1,105               1,055
                                                                        ------              ------
Total Net Deferred Tax Assets                                           $  150              $  380
                                                                        ------              ------

    Management believes that this asset recognition is appropriate because Chase's current and expected future levels of income are sufficient to realize these benefits, there is an absence of material tax return net operating loss and credit carryforwards, and since tax-planning strategies exist. A portion of the valuation allowance relates to the realization of state and local tax benefits. Such benefits will be recorded in the future, generally as they are realized.
    The following table sets forth the income before taxes from domestic and foreign operations for the years ended December 31, 1993, 1992 and 1991. As specifically defined by the Securities and Exchange Commission for this purpose, the determination of income from foreign operations is based on the fact that such operations are located outside the United States.

($ in millions)                                                   1993            1992           1991
- ---------------                                                   ----            ----           ----
Domestic Locations                                               $(199)           $150           $469
Foreign Locations                                                  930             675            175
                                                                 -----            ----           ----
Total                                                            $ 731            $825           $644
                                                                 -----            ----           ----

    Income taxes applicable to investment securities gains for the years ended December 31, 1993, 1992 and 1991 were $15 million, $5 million and $1 million, respectively.

NOTE 21. OTHER COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, Chase makes various commitments and incurs certain contingent liabilities that are not reflected in the accompanying financial statements.

GUARANTEES

The Company may guarantee the obligations of its subsidiaries. A summary of significant guarantees at December 31, 1993 follows:

    o The Chase Manhattan Bank of Canada--up to U.S. $250 million for promissory notes.

    o Chase Securities, Inc.--with the Bank for varying amounts for repurchase and reverse repurchase agreements involving U.S. Treasury and agencies securities, certain swap and option transactions and certain other transactions.

    o Chase Trust of California (CTC)--$100 million bond to permit CTC to perform securities safekeeping services in California.

    These guarantees rank on a parity with all other unsecured and unsubordinated indebtedness of the Company.

LEASE COMMITMENTS

The Corporation leases many properties under standard real estate leases that include renewal options and escalation clauses. Equipment is rented under both long-term and month-to-month leases. Certain of these leases are cancelable in the normal course of business without substantial penalty. Rental expense charged to operating expenses in 1993, 1992 and 1991 was approximately $237 million, $222 million and $210 million, respectively.
    Minimum future rentals under long-term noncancelable operating leases at December 31, 1993 are shown below:

Years                                                                     ($ in millions)
- -----                                                                     --------------
1994                                                                              $  166
1995                                                                                 138
1996                                                                                 113
1997                                                                                  95
1998                                                                                  82
1999 and Thereafter (Aggregate)                                                      744
                                                                                  ------
Total Minimum Future Rentals                                                      $1,338
                                                                                  ------

LITIGATION

Various actions and proceedings are pending against the Company, the Bank and certain of their subsidiaries, in which claims for substantial money damages are asserted based on alleged violations of various laws, including certain proceedings specifically described in Item 3 of the Company's 1993 Annual Report on Form 10-K included herein on page 93. Management, after consultation with legal counsel, is of the opinion that the ultimate effect on Chase of all such pending actions and proceedings would not be material in relation to its financial position or its results of operations.


NOTE 22. FEES AND COMMISSIONS

($ in millions)                                         1993         1992           1991
- ---------------                                         ----         ----           ----
Consumer Banking                                      $  457       $  549         $  585
Trust and Fiduciary                                      465          407            375
Investment Banking                                       194          200            212
Other                                                    446          426            406
                                                      ------       ------         ------
Total Fees and Commissions                            $1,562       $1,582         $1,578
                                                      ------       ------         ------

NOTE 23. OTHER EXPENSES

($ in millions)                                         1993         1992           1991
- ---------------                                         ----         ----           ----
Amortization of Goodwill and Other
  Intangible Assets                                   $   78       $   79         $   83
Real Estate Properties Acquired in
  Satisfaction of Loans, Net                             213          122            107
Federal Deposit Insurance
  Corporation Expense                                     97           96             87
Consulting and External Services                         325          291            268
Marketing and Public Relations                           178          158            161
Supplies, Postage and Shipping                           132          128            139
Communications                                           104          107            102
Travel                                                   106          100             94
Other                                                    190          203            181
                                                      ------       ------         ------
Total Other Expenses                                  $1,423       $1,284         $1,222
                                                      ------       ------         ------

NOTE 24. THE CHASE MANHATTAN CORPORATION (COMPANY ONLY)

Notes Receivable from Nonbanking Subsidiaries of the Company are evidenced by promissory notes. The average interest rates earned on these notes were 4.10%, 4.67% and 6.88% for the years 1993, 1992 and 1991, respectively. These notes represent funding of the nonbanking subsidiaries.

CONDENSED BALANCE SHEET
The Chase Manhattan Corporation (Company Only)
                                                                         December 31,
                                                                         ------------

($ in millions)                                                       1993          1992
- ---------------                                                       ----          ----
Assets
Demand Deposits with the Bank                                      $     8       $    32
Money Market Instruments with the Bank and
  Nonbanking Subsidiary                                              1,414           957
Notes Receivable from Subsidiaries:
  Nonbanking Subsidiaries                                              925         1,839
  Banking Subsidiaries                                                   1            28
Investment Securities:
  Available for Sale Carried at Fair Value                             456            --
  At Lower of Cost or
    Market (Market Value of $522)                                       --           465
Receivables from Banking Subsidiaries:
  Subordinated Debentures from:
    The Bank                                                         2,210         1,950
    Chase USA                                                          250           250
  Subordinated Equity Contract Note
    from the Bank                                                      150           150
Investments in Subsidiaries (at Equity in Net Assets):
    Banking Subsidiaries*:
      The Bank                                                       6,444         5,289
      Other Banking Subsidiaries                                     1,699         1,622
    Nonbanking Subsidiaries                                            955           870
Other Assets                                                           196           203
                                                                   -------       -------
      Total Assets                                                 $14,708       $13,655
                                                                   -------       -------
Liabilities, Redeemable Preferred
  Stock and Stockholders' Equity
Commercial Paper                                                   $ 1,521       $ 1,186
Other Short-Term Borrowings                                             --           205
Other Liabilities                                                      229           258
Intermediate- and Long-Term Debt                                     4,836         5,442
                                                                   -------       -------
      Total Liabilities                                              6,586         7,091
                                                                   -------       -------
Redeemable Preferred Stock                                              --            53
Net Unrealized Gains on Investment
  Securities--Available for Sale                                       264            --
Other Stockholders' Equity                                           7,858         6,511
                                                                   -------       -------
     Total Liabilities, Redeemable
       Preferred Stock and
         Stockholders' Equity                                      $14,708       $13,655
                                                                   -------       -------

* As restated for the merger of Chase Lincoln into the Bank on January 1, 1993.


CONDENSED STATEMENT OF INCOME
The Chase Manhattan Corporation (Company Only)

                                                                                     Year Ended
                                                                                    December 31,
                                                                                    ------------
($ in millions)                                                            1993         1992        1991
- ---------------                                                            ----         ----        ----

Revenue
Dividends Received:
  The Bank                                                                 $107         $ --        $ --
  Other Banking Subsidiaries                                                200          271         240
  Nonbanking Subsidiaries                                                    38           27         179
  Investment Securities                                                       2            2           1
                                                                           ----         ----        ----
                                                                            347          300         420
Interest Revenue on Receivables:
  Banking Subsidiaries                                                      225          188         148
  Nonbanking Subsidiaries                                                    84          122         202
                                                                           ----         ----        ----
                                                                            309          310         350
Interest on Banking Subsidiaries'
  Money Market Instruments with the
  Bank and Nonbanking Subsidiary                                             29           33          14
  Interest on Investment Securities                                          17           14          --
Interest on Securities Purchased Under Resale
  Agreements with Others                                                     --            2          --
Other Revenue                                                                21           36         122
                                                                           ----         ----        ----
      Total Revenue                                                         723          695         906
                                                                           ----         ----        ----
Expenses
Interest on Commercial Paper                                                 48           40          46
Interest on Other Short-Term Borrowings                                       3           15          15
Interest on Intermediate- and Long-Term
  Debt                                                                      271          342         412
Other Expenses                                                               46           44          23
                                                                           ----         ----        ----
Total Expenses                                                              368          441         496
Income Before Income Taxes (Benefits)
  and Equity in Undistributed
  Net Income of Subsidiaries                                                355          254         410
Applicable Income Taxes (Benefits)                                           37           (7)         17
Equity in Undistributed Net Income
  of Subsidiaries                                                           648          378         127
                                                                           ----         ----        ----
Net Income                                                                 $966         $639        $520
                                                                           ----         ----        ----

CONDENSED STATEMENT OF CASH FLOWS
The Chase Manhattan Corporation (Company Only)

                                                                             Year Ended December 31,
                                                                             -----------------------
($ in millions)                                                           1993          1992         1991
- ---------------                                                           ----          ----         ----

Cash Flows from Operating
  Activities:
Net Income                                                            $    966      $    639      $   520
Adjustments to Reconcile Net Income
  to Net Cash Provided
    by Operating Activities:
  Equity in Income
    of Subsidiaries                                                       (648)         (378)        (127)
  Accretion and Amortization                                                 5            11           26
  Deferred Income Taxes (Benefits)                                          11             2           (1)
  Net Gains on Sales of Assets                                             (15)          (31)         (93)
Net (Increase) Decrease in Operating
  Assets                                                                   (17)           (8)           3
Net Decrease in Other Liabilities                                          (72)          (86)         (95)
                                                                      --------      --------      -------
      Net Cash Provided by
        Operating Activities                                               230           149          233
                                                                      --------      --------      -------

Cash Flows from Investing Activities:
Placings of Interest-Bearing Deposits
  with the Bank                                                       (101,449)     (110,056)     (35,971)
Proceeds from Sales and Maturities of
  Interest-Bearing Deposits Placed with
    the Bank                                                           101,024       110,525       35,604
Notes Receivable from Nonbanking and
  Banking Subsidiaries:
    Repayments                                                         105,419        97,947       91,439
    Issuances                                                         (104,477)      (97,402)     (90,934)
Investment Securities--
  Held to Maturity:
    Payments for Purchases                                                  --          (450)         (17)
    Proceeds from Sales                                                     --             7          217
Investment Securities--
  Lower of Cost or Market:
    Payments for Purchases                                                (258)           --           --
    Proceeds from Sales                                                    102            --           --
    Proceeds from Maturities                                               250            --           --
Net Increase in Securities Purchased
  Under Resale Agreements with
    Nonbanking Subsidiary                                                  (25)          (85)        (340)
Purchase of Subordinated Debentures
  of Banking Subsidiaries                                                 (260)         (700)          --
Investments in Subsidiaries, Net                                          (440)         (786)        (407)
                                                                      --------      --------      -------
    Net Cash Provided (Used) by
      Investing Activities                                                (114)       (1,000)        (409)
                                                                      --------      --------      -------
Cash Flows from Financing Activities:
Net Increase (Decrease) in Short-Term
  Borrowings                                                               131           133           40
Intermediate- and Long-Term Debt:
  Proceeds from Issuance                                                 1,094         1,642        1,019
  Repayments                                                            (1,674)       (1,395)        (890)
Cash Dividends                                                            (345)         (301)        (261)
Redemption of Redeemable Preferred Stock                                   (53)           --           --
Proceeds from Issuance of
  Nonredeemable Preferred Stock                                            167           542          193
Redemption of Nonredeemable
  Preferred Stock                                                         (250)         (130)          --
Proceeds from Issuance of Common
  Stock                                                                    790           386           75
                                                                      --------      --------      -------
     Net Cash Provided (Used) by
       Financing Activities                                               (140)          877          176
                                                                      --------      --------      -------
     Net Increase (Decrease) in
       Demand Deposits with the Bank                                       (24)           26           --
                                                                      --------      --------      -------
Demand Deposits with the Bank
  at Beginning of Year                                                      32             6            6
                                                                      --------      --------      -------
Demand Deposits with the Bank
  at End of Year                                                      $      8      $     32      $     6
                                                                      --------      --------      -------
Cash Paid (Received) for:
  Interest                                                            $    326      $    395      $   422
  Income Tax (Benefits)                                               $     (2)     $     18      $   (51)
                                                                      --------      --------      -------


NOTE 25. FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires entities to disclose information about the estimated fair values of financial instruments. Substantially all of Chase's assets, liabilities and off-balance sheet products are considered financial instruments as defined by SFAS 107.
    For the majority of Chase's financial instruments, principally loans and deposits, fair values are not readily available since there are no available trading markets as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated using various valuation techniques, such as present valuing estimated future cash flows using discount rates believed to be commensurate with the risks involved. However, the determination of estimated future cash flows and discount rates is inherently subjective and imprecise, especially with respect to nonaccrual assets. In addition, for those financial instruments with option-related features, prepayment assumptions are incorporated into the valuation techniques. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values.
    The fair values reflected below are indicative of the interest rate environments at December 31, 1993 and 1992 and do not take into consideration the effects of interest rate fluctuations. In different interest rate environments, fair value results can differ significantly, especially for certain fixed-rate financial instruments and nonaccrual assets. In addition, the fair values presented do not attempt to estimate the value of Chase's many fee generating businesses and anticipated future business activities, that is, they do not represent Chase's value as a going concern. Furthermore, the differences between the carrying amounts and the fair values presented may not be realized since, in the majority of cases, Chase generally intends to hold these financial instruments to maturity and realize the recorded values.
    Reasonable comparability of fair values among financial institutions is not likely due to the wide range of permitted valuation techniques and numerous estimates that must be made in the absence of secondary market prices. This lack of objective pricing standards introduces a greater degree of subjectivity to these derived or estimated fair values. Therefore, readers are cautioned in using this information for purposes of evaluating the financial condition of Chase.
    Overall, the difference between the net fair values and the net carrying values of all Chase's financial instruments has increased between 1992 and 1993, mainly as a result of the reduction, through sales and valuation adjustments during 1993, of certain financial instruments whose estimated fair value results were lower than their carrying values at December 31, 1992, and as a result of the favorable change in the interest rate environment during 1993.
    The methodologies used and key assumptions made to estimate fair values, the estimated fair values determined and recorded carrying values at December 31, 1993 and 1992 follow.

INTEREST RATE AND FOREIGN EXCHANGE CONTRACTS USED FOR ASSET/LIABILITY MANAGEMENT PURPOSES were valued using market prices or pricing models consistent with methods used by Chase in valuing similar instruments used for trading purposes. These contracts had net fair value gains of $140 million and $258 million at December 31, 1993 and 1992, respectively, and net deferred gains of $336 million and $185 million at December 31, 1993 and 1992, respectively. Unamortized premiums on open option contracts are included in net deferred gains as a reduction. The fair value gains and net deferred gains were reflected in the fair values and carrying values, respectively, of the assets, liabilities and commitments to which they relate.

SHORT-TERM FINANCIAL INSTRUMENTS include Cash and Due from Banks, Federal Funds Sold and Securities Purchased Under Resale Agreements, Customers' Liability on Acceptances, Accrued Interest Receivable, Federal Funds Purchased and Securities Sold Under Repurchase Agreements, Commercial Paper, Acceptances Outstanding, and Accrued Interest Payable. Also, included in Accounts Payable, Accrued Expenses and Other Liabilities are $2,181 million and $1,348 million of financial instruments at December 31, 1993 and 1992, respectively. These financial instruments have been valued at their carrying amounts reflected in the Consolidated Statement of Condition as these are reasonable estimates of fair value given the relatively short period of time between origination of the instruments and their expected realization.

FINANCIAL INSTRUMENTS THAT ARE PRIMARILY TRADED IN SECONDARY MARKETS were valued using either market prices, pricing models, dealer quotes where available or quoted market prices of financial instruments with similar characteristics.

FINANCIAL INSTRUMENTS THAT ARE NOT GENERALLY TRADED were fair valued, for the most part, by present valuing estimated future cash flows using discount rates believed to be appropriate.
    Loans held for accelerated disposition were valued at amounts that Management estimated would be received as assets are sold on a bulk sale liquidation basis.
    In accordance with SFAS 107, the fair value of deposits with no defined maturities, such as noninterest-bearing deposits, money market and savings accounts, was reported as the amounts payable on demand. Interest-bearing time deposits were fair valued using rates representing Chase's cost to raise funds of similar remaining maturities. Retail brokered certificates of deposit were valued using broker quotes.
    Other Short-Term Borrowings and Intermediate- and Long-Term Debt were valued using market rates where available. However, for the majority of these borrowings, fair values were estimated using a discounted cash flow model based on rates representing Chase's cost to raise funds of similar remaining maturity.

LOANS, excluding loans held for accelerated disposition and those included in the trading account, were fair valued using methodologies believed to be suitable for each loan type. Certain of these methodologies and key assumptions made are discussed below.
    In determining the fair value of loans, future receipts of both principal and interest were estimated and discounted at various rates believed to be appropriate. In contrast, when determining the adequacy of the Reserve for Possible Credit Losses for historical cost financial statements, only expected principal losses are included, without consideration as to the timing and related present value of such losses.
    Homogeneous categories of consumer loans, such as loans secured by 1-4 family residential properties, credit card receivables and certain other consumer loans, were fair valued using discounted cash flow models that incorporated quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.
    The fair values for most other types of loans were generally determined by estimating future cash flows on the basis of broad portfolio assumptions and discounting these future cash flows using current rates at which similar loans would currently be made to borrowers with similar credit risks and for the same remaining maturities. For floating rate loans, which represent most of Chase's loans, market rates were determined based on market spreads obtained from external loan pricing services and extrapolated to correspond to the risk and maturity profile of Chase's loans. Similarly, the discount rates used for overseas loans also reflected the economic conditions of local markets and currencies in which the loans were originated.
    For nonaccrual loans, Chase attempted to estimate the amount and timing of future cash flows (e.g., contractual cash flows were adjusted to derive estimated future cash flows) and what further adjustments would be required to these estimated cash flows so that these loans could be considered analogous to higher risk performing loans. These estimated future cash flows were then discounted at rates similar to the rates used for the higher risk performing loans plus an incremental spread due to the greater risk.
    The estimated fair values presented below for Chase's loans include fair values lower than the carrying values for domestic commercial real estate loans, which are offset by fair values greater than the carrying values for domestic consumer and other loans. The difference between fair values and carrying values increased since 1992 mainly as a result of significant reductions in Chase's domestic commercial real estate loans, refinancing countries loans and Mexican Brady bonds and lower levels of nonaccrual loans.
    These estimated fair values assume various holding periods for purposes of discounting estimated future cash flows. Accelerated holding periods could result in values less than the estimated fair values reflected.

COMMITMENTS TO EXTEND CREDIT, STANDBY LETTERS OF CREDIT, FOREIGN OFFICE GUARANTEES AND COMMERCIAL LETTERS OF CREDIT (Commitments) were fair valued using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For those commitments where a future stream of fees is charged, a discounted cash flow model was used to present value the difference between contractual fees actually charged and fees currently charged at year-end for agreements of similar credit rating and maturity. Market commitment fees were obtained from external pricing services, where available. Discount rates used were the same as those used to fair value loans with similar credit risk and tenor. At December 31, 1993, Chase had approximately $28 billion, $11 billion and $2 billion, respectively, in contracts outstanding for commitments to extend credit, standby letters of credit including foreign office guarantees, and commercial letters of credit compared with approximately $27 billion, $11 billion and $3 billion, respectively, at December 31, 1992. At December 31, 1993, the estimated cost to terminate these commitments was minimal compared with approximately $30 million at December 31, 1992.

SUPPLEMENTAL DISCLOSURE OF CERTAIN NONFINANCIAL INSTRUMENTS
Although SFAS 107 does not consider intangible assets as financial instruments, it does not prohibit the voluntary disclosure of information about the fair value of such assets. Chase has developed relationships with its core depositors, credit cardholders, and mortgage servicing customers that, in the opinion of Management, have significant economic value not currently reflected in the Consolidated Statement of Condition (to the extent Chase has not purchased such intangibles).
    Specifically, a very significant core deposit intangible value arises from the domestic retail consumer deposit portfolio, comprised of noninterest-bearing and interest-bearing demand deposits, and savings and money market deposit accounts of approximately $18 billion and $16 billion at December 31, 1993 and 1992, respectively, which represents a low-cost stable source of funds.
    Likewise, a significant credit card intangible value arises from Chase's domestic credit card portfolio of approximately $10.1 billion and $10.0 billion at December 31, 1993 and 1992, respectively, (which includes $6.4 billion and $6.3 billion of credit card receivables, respectively and approximately $3.7 billion of securitized receivables in each year), which results from future receivables and related cash flows generated from future credit card usage. A significant intangible value also arises from the future receivables and related cash flows generated from Chase's domestic Advantage Credit loan portfolio of approximately $2.0 billion and $2.2 billion, respectively, at December 31, 1993 and 1992. Chase services a 1-4 family mortgage portfolio of approximately $48.7 billion and $34.9 billion, respectively, at December 31, 1993 and 1992. A significant mortgage servicing intangible value arises from the future fees that can be generated from servicing this portfolio. Due to the inherent subjectivity in assumptions and methodologies associated with such valuations, no fair values are reported for such intangibles.

                                                                                           December 31,
                                                                                           ------------
                                                                             1993                              1992
                                                              ---------------------------------    ------------------------------
                                                                                 Estimated Fair                    Estimated Fair
($ in millions)                                               Carrying Value*             Value*   Carrying Value*          Value*
- ---------------                                               --------------              -----    --------------           -----
FINANCIAL INSTRUMENTS THAT ARE PRIMARILY TRADED IN
SECONDARY MARKETS
  Assets:
    Trading Account Assets**                                         $ 6,933            $ 7,187           $ 4,805         $ 4,805
    Investment Securities                                              9,074              9,107             6,180           6,551
  Liabilities:
    Redeemable Preferred Stock                                            --                 --                53              49
                                                                     -------            -------           -------         -------
FINANCIAL INSTRUMENTS THAT ARE NOT GENERALLY TRADED
  Assets:
    Interest-Bearing Deposits Placed with Banks                      $ 5,309            $ 5,302           $ 5,722         $ 5,690
    Assets Held for Accelerated Disposition--Loans                       151                151                --              --
    Other Assets--Financial Instruments                                2,672              2,672             2,300           2,675
  Liabilities:
    Deposits:
      Noninterest-Bearing                                             16,690             16,690            14,116          14,116
      Interest-Bearing                                                54,819             54,714            53,108          53,044
    Other Short-Term Borrowings                                        1,813              1,816             1,774           1,774
    Intermediate- and Long-Term Debt                                   5,641              5,750             6,913           6,945
                                                                     -------            -------           -------         -------
LOANS
 Gross Loans                                                         $60,722            $60,944           $62,940         $61,070
 Less:  Unearned Discount and Fee Revenue                                229                 --               382              --
        Reserve for Possible Credit Losses                             1,425                 --             1,913              --
                                                                     -------            -------           -------         -------
 Net Loans                                                           $59,068            $60,944           $60,645         $61,070
                                                                     -------            -------           -------         -------

* The amounts above include the impact from related interest rate contracts used for asset/liability management purposes as follows:

                                                 Deferred              Fair Value                  Deferred           Fair Value
                                            Gains (Losses)(1)       Gains (Losses)            Gains (Losses)(1)    Gains (Losses)
                                            --------------           -------------            --------------       --------------
Financial Assets:
  Loans                                              $  70                    $ (8)                    $ (11)               $ (52)
  Investment Securities                                 (5)                    (28)                        2                   (3)
Financial Liabilities:
  Intermediate- and Long-Term Debt                       7                     121                        27                   69
  Interest-Bearing Deposits                            272                      55                       176                  244
                                                     -----                    ----                     -----                -----
Other, Net                                              (8)                     --                        (9)                  --
                                                     -----                    ----                     -----                -----

  (1) Included as deferred losses are unamortized premiums related to options and option-like products.

  **  Included in 1993 amounts are certain cross-border extensions of credit that were previously written down prior to being transferred to the trading account. Such assets are carried at lower of cost or market.

CONSOLIDATED SUMMARY OF QUARTERLY FINANCIAL INFORMATION
The Chase Manhattan Corporation and Subsidiaries

                        1993                                                                 Quarter Ended
                        ----                                                                 -------------
 ($ in millions, except per common share data)                        Dec. 31, 1993  Sept. 30, 1993  June 30, 1993   March 31, 1993
 ---------------------------------------------                        -------------  --------------  -------------   --------------
 Interest Revenue                                                            $2,155          $2,094         $2,058           $2,161
 Interest Expense                                                             1,153           1,175          1,164            1,113
                                                                             ------          ------         ------           ------
 Net Interest Revenue                                                         1,002             919            894            1,048
 Provision for Possible Credit Losses                                           195             215            225              360
 Provision for Loans Held for Accelerated Disposition                            --              --             --              566
                                                                             ------          ------         ------           ------
 Net Interest Revenue After Provision for Possible Credit Losses
   and Loans Held for Accelerated Disposition                                   807             704            669              122
                                                                             ------          ------         ------           ------
 Other Operating Revenue                                                        878             720            693              658
 Other Operating Expenses                                                     1,199           1,025            995            1,301
                                                                             ------          ------         ------           ------
 Income (Loss) Before Taxes                                                     486             399            367             (521)
 Applicable Income Taxes (Benefits)                                             173             132            134             (174)
                                                                             ------          ------         ------           ------
 Income (Loss) Before Cumulative Effect of Change
   in Accounting Principle                                                      313             267            233             (347)
                                                                             ------          ------         ------           ------
 Cumulative Effect of Change in Accounting Principle--
   Adoption of SFAS 109                                                          --              --             --              500
                                                                             ------          ------         ------           ------
 Net Income                                                                  $  313          $  267         $  233           $  153
                                                                             ------          ------         ------           ------
 Net Income Applicable to Common Stock                                       $  282          $  231         $  196           $  117
                                                                             ------          ------         ------           ------
 Average Common Shares Outstanding (in millions)                              184.8           184.3          162.4            157.6
 Primary Earnings (Loss) Per Common Share, Before
   Cumulative Effect of Change in Accounting Principle,
   Based on Average Shares Outstanding                                       $ 1.53          $ 1.25         $ 1.20           $(2.43)
 Cumulative Effect of Change in Accounting Principle--
   Adoption of SFAS 109                                                          --              --             --             3.17
                                                                             ------          ------         ------           ------
 Primary Earnings Per Common Share                                           $ 1.53          $ 1.25         $ 1.20           $  .74
                                                                             ------          ------         ------           ------
 Cash Dividends Declared Per Common Share                                    $  .30          $  .30         $  .30           $  .30
                                                                             ------          ------         ------           ------

                  1992                                                                    Quarter Ended
                  ----                                                                    -------------
($ in millions, except per common share data)                    Dec. 31, 1992   Sept. 30, 1992   June 30, 1992   March  31, 1992
- ---------------------------------------------                    -------------   --------------   -------------   ---------------
Interest Revenue                                                        $2,165           $2,069          $2,182            $2,289
Interest Expense                                                         1,208            1,181           1,313             1,439
                                                                        ------           ------          ------            ------
Net Interest Revenue                                                       957              888             869               850
Provision for Possible Credit Losses                                       305              320             295               300
                                                                        ------           ------          ------            ------
Net Interest Revenue After Provision for Possible Credit Losses            652              568             574               550
                                                                        ------           ------          ------            ------
Other Operating Revenue                                                    571              609             593               576
Other Operating Expenses                                                 1,019              957             945               947
                                                                        ------           ------          ------            ------
Income Before Taxes                                                        204              220             222               179
Applicable Income Taxes                                                     34               44              70                38
                                                                        ------           ------          ------            ------
Net Income                                                              $  170           $  176          $  152            $  141
                                                                        ------           ------          ------            ------
Net Income Applicable to Common Stock                                   $  137           $  142          $  122            $  114
                                                                        ------           ------          ------            ------
Average Common Shares Outstanding (in millions)                          155.3            151.5           146.6             141.4
Primary Earnings Per Common Share                                       $  .87           $  .94          $  .83            $  .81
                                                                        ------           ------          ------            ------
Cash Dividends Declared Per Common Share                                $  .30           $  .30          $  .30            $  .30
                                                                        ------           ------          ------            ------

                1991                                                                       Quarter Ended
                ----                                                                       -------------
($ in millions, except per common share data)                       Dec. 31, 1991  Sept. 30, 1991  June 30, 1991  March 31, 1991
- ---------------------------------------------                       -------------  --------------  -------------  --------------
Interest Revenue                                                           $2,377          $2,343         $2,325          $2,593
Interest Expense                                                            1,523           1,494          1,507           1,769
                                                                           ------          ------         ------          ------
Net Interest Revenue                                                          854             849            818             824
Provision for Possible Credit Losses                                          315             265            265             240
                                                                           ------          ------         ------          ------
Net Interest Revenue After Provision for Possible Credit Losses               539             584            553             584
                                                                           ------          ------         ------          ------
Other Operating Revenue                                                       596             530            546             495
Other Operating Expenses                                                      976             949            930             928
                                                                           ------          ------         ------          ------
Income Before Taxes                                                           159             165            169             151
Applicable Income Taxes                                                        24              29             37              34
                                                                           ------          ------         ------          ------
Net Income                                                                 $  135          $  136         $  132          $  117
                                                                           ------          ------         ------          ------
Net Income Applicable to Common Stock                                      $  109          $  107         $  108          $   96
                                                                           ------          ------         ------          ------
Average Common Shares Outstanding (in millions)                             137.0           135.3          134.0           132.6
Primary Earnings Per Common Share                                          $  .80          $  .79         $  .80          $  .73
                                                                           ------          ------         ------          ------
Cash Dividends Declared Per Common Share                                   $  .30          $  .30         $  .30          $  .30
                                                                           ------          ------         ------          ------

AVERAGE BALANCES, INTEREST AND AVERAGE RATES-TAXABLE EQUIVALENT
The Chase Manhattan Corporation and Subsidiaries
                                                                           1993                                1992
                                                           --------------------------------      -------------------------------
                                                           Average                  Average      Average                 Average
($ in millions, based on daily averages)                   Balance     Interest        Rate      Balance   Interest         Rate
- ----------------------------------------                   -------     --------        ----      -------   --------         ----
Assets
Interest-Earning Assets:
Interest-Bearing Deposits Placed with Banks               $  6,834       $  717       10.49%**  $  5,614     $  759        13.51%**
Federal Funds Sold and Securities Purchased Under
  Resale Agreements                                         10,106        1,029       10.18        8,108        771         9.51
Trading Account Assets                                       4,237          242        5.71        4,323        316         7.31
Investment Securities:
  Held to Maturity:
    Taxable                                                  1,010          134       13.25        4,914        539        10.97
    Tax Exempt                                                 449           51       11.46          560         62        11.07
                                                          --------       ------      ------     --------     ------        -----
  Total Held to Maturity                                     1,459          185       12.70        5,474        601        10.99
  Available for Sale                                         5,305          517        9.75           --         --           --
                                                          --------       ------      ------     --------     ------        -----
  Total Investment Securities                                6,764          702       10.38        5,474        601        10.99
Loans:
  Domestic Offices                                          42,947        3,606        8.39       46,791      4,213         9.00
  Overseas Offices                                          18,559        2,150       11.59**     17,807      2,084        11.70**
                                                          --------       ------      ------     --------     ------        -----
  Total Loans                                               61,506        5,756        9.36       64,598      6,297         9.75
    Less: Reserve for Possible Credit Losses*                1,933           --          --        1,987         --           --
                                                          --------       ------      ------     --------     ------        -----
    Loans, Net                                              59,573        5,756        9.36       62,611      6,297         9.75
                                                          --------       ------      ------     --------     ------        -----
Accelerated Disposition Portfolio, Interest-Earning            404           51       12.68           --         --           --
                                                          --------       ------      ------     --------     ------        -----
    Total Interest-Earning Assets*, Net                     87,918        8,497        9.46%      86,130      8,744         9.92
                                                          --------       ------      ------     --------     ------        -----
Summary--Gross Interest-Earning Assets:
Domestic Offices                                            59,565        4,342        7.29       61,442      4,956         8.07
Overseas Offices                                            30,286        4,155       13.72       26,675      3,788        14.20
                                                          --------       ------      ------     --------     ------        -----
    Total Gross Interest-Earning Assets                     89,851       $8,497        9.46%      88,117     $8,744         9.92%
                                                          --------       ------      ------     --------     ------        -----
Noninterest-Earning Assets:
Cash and Due from Banks                                      6,211                                 6,236
Customers' Liability on Acceptances                            743                                   713
Premises and Equipment                                       1,938                                 1,767
Accrued Interest Receivable                                    750                                   815
Other Assets                                                 5,117                                 4,691
                                                          --------                              --------
    Total Noninterest-Earning Assets                        14,759                                14,222
                                                          --------                              --------
      Total Assets                                        $102,677                              $100,352
                                                          --------                              --------
Liabilities, Redeemable Preferred Stock and
  Stockholders' Equity
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
  Domestic Offices:
    Savings and Negotiable Order of Withdrawal Deposits   $  4,731       $   89        1.88%    $  4,553     $  124         2.72%
    Savings Certificates and Nest Egg Account Deposits         655           16        2.42          771         30         3.93
    Money Market Deposits                                   11,385          166        1.46       10,018        300         2.99
    Negotiable Certificates of Deposit                       1,959          140        7.12        3,439        272         7.90
    Other Time Deposits                                      9,461          188        1.99       10,407        400         3.85
                                                          --------       ------      ------     --------     ------        -----
  Total Domestic Offices                                    28,191          599        2.12       29,188      1,126         3.86
  Overseas Offices                                          26,916        1,415        5.26       24,504      1,809         7.39
                                                          --------       ------      ------     --------     ------        -----
    Total Interest-Bearing Deposits                         55,107        2,014        3.65       53,692      2,935         5.47
Federal Funds Purchased and Securities Sold Under
  Repurchase Agreements                                     11,269          570        5.06**     11,453        585         5.11**
Other Short-Term Borrowings:
  Domestic Offices                                           2,323          130        5.59        2,301        173         7.49
  Overseas Offices                                             981        1,400      142.71**        961        819        85.23**
                                                          --------       ------      ------     --------     ------        -----
    Total Other Short-Term Borrowings                        3,304        1,530       46.31        3,262        992        30.39
Intermediate- and Long-Term Debt                             6,365          491        7.71        6,839        629         9.20
                                                          --------       ------      ------     --------     ------        -----
    Total Interest-Bearing Liabilities                      76,045        4,605        6.06       75,246      5,141         6.83
                                                          --------       ------      ------     --------     ------        -----
Summary--Interest-Bearing Liabilities:
Domestic Offices                                            47,233        1,398        2.96       49,349      2,173         4.40
Overseas Offices                                            28,812        3,207       11.13       25,897      2,968        11.46
                                                          --------       ------      ------     --------     ------        -----
Noninterest-Bearing Liabilities:
Deposits in Domestic Offices                                13,549                                12,712
Deposits in Overseas Offices                                 2,015                                 1,775
Acceptances Outstanding                                        753                                   726
Accounts Payable, Accrued Expenses and
  Other Liabilities                                          3,049                                 3,908
                                                          --------                              --------
    Total Noninterest-Bearing Liabilities                   19,366                                19,121
                                                          --------                              --------
      Total Liabilities                                     95,411                                94,367
                                                          --------                              --------
Redeemable Preferred Stock                                      39                                    53
                                                          --------                              --------
Stockholders' Equity:
Nonredeemable Preferred Stock                                1,564                                 1,313
Common Stockholders' Equity                                  5,663                                 4,619
                                                          --------                              --------
      Total Stockholders' Equity                             7,227                                 5,932
                                                          --------                              --------
      Total Liabilities, Redeemable Preferred Stock
        and Stockholders' Equity                          $102,677                              $100,352
                                                          --------                              --------

Taxable Equivalent Net Interest Revenue and Average
  Interest Rate Spread                                                   $3,892        3.40%                 $3,603         3.09%
                                                                         ------      ------                  ------        -----
Net Interest Revenue as a Percentage of Gross
  Interest-Earning Assets                                                              4.33%                                4.09%
                                                                                     ------                                -----

   *  Reserve for Possible Credit Losses is excluded from calculations of average balances and average rates, as appropriate.
  **  Reflects the extraordinarily high level of local interest rates prevailing in certain Latin American countries with highly inflationary economies.
NOTE: Loan and other asset amounts include nonaccrual and restructured loans and ORE, as applicable, and amounts attributable during the first quarter of 1993 to assets held in the accelerated disposition portfolio since they were transferred as of
      March 31, 1993. Subsequent to this date, accruing, nonaccruing and restructured loans in the accelerated disposition portfolio were treated as interest-earning in the above table, while ORE in the accelerated disposition portfolio was treated as noninterest-earning.

                                                          Fourth Quarter                           Fourth Quarter
                        1991                                   1993                                     1992
      ---------------------------------        -----------------------------------      ----------------------------------
       Average                  Average        Average                     Average      Average                    Average
       Balance    Interest         Rate        Balance      Interest          Rate      Balance       Interest        Rate
      --------    --------         ----        -------      --------          ----      -------       --------        ----
      $  2,979      $  534        17.91%**    $  5,938        $  164         10.93%**  $  6,140         $  206       13.37%**
         6,163         391         6.34         10,550           245          9.21        8,701            223       10.17
         2,497         200         8.00          5,686            91          6.38        5,497             87        6.29


         5,115         494         9.66            980            33         13.53        5,204            152       11.59
           783          90        11.49            424            12         11.36          492             14       11.29
      --------      ------        -----       --------        ------        ------     --------         ------      ------
         5,898         584         9.92          1,404            45         12.87        5,696            166       11.61
            --          --           --          6,061           133          8.68           --             --          --
      --------      ------        -----       --------        ------        ------     --------         ------      ------
         5,898         584         9.92          7,465           178          9.47        5,696            166       11.61

        53,115       5,661        10.66         43,485           890          8.12       45,175            996        8.77
        17,834       2,328        13.06**       18,907           580         12.16**     17,885            496       11.02**
      --------      ------        -----       --------        ------        ------     --------         ------      ------
        70,949       7,989        11.26         62,392         1,470          9.35       63,060          1,492        9.41
         2,429          --           --          1,912            --            --        1,997             --          --
      --------      ------        -----       --------        ------        ------     --------         ------      ------
        68,520       7,989        11.26         60,480         1,470          9.35       61,063          1,492        9.41
      --------      ------        -----       --------        ------        ------     --------         ------      ------
            --          --           --            369            11         12.30           --             --          --
      --------      ------        -----       --------        ------        ------     --------         ------      ------
        86,057       9,698        10.96         90,488         2,159          9.27       87,097          2,174        9.70
      --------      ------        -----       --------        ------        ------     --------         ------      ------

        65,014       6,467         9.95         62,288         1,089          6.94       61,794          1,180        7.59
        23,472       3,231        13.77         30,112         1,070         14.10       27,300            994       14.49
      --------      ------        -----       --------        ------        ------     --------         ------      ------
        88,486      $9,698        10.96%        92,400        $2,159          9.27%      89,094         $2,174       9.70%
      --------      ------        -----       --------        ------        ------     --------         ------      ------

         6,256                                   6,262                                    6,233
           709                                     715                                      515
         1,556                                   1,986                                    1,838
         1,971                                     757                                      836
         4,257                                   5,401                                    5,012
      --------                                --------                                 --------
        14,749                                  15,121                                   14,434
      --------                                --------                                 --------
      $100,806                                $105,609                                 $101,531
      --------                                --------                                 --------




      $  3,612      $  169        4.66%       $  4,721        $   21         1.76%     $  4,646         $   26       2.23%
           643          37         5.82            691             3          1.65          614              8        4.89
         8,649         445         5.14         11,940            23          0.78       10,560             67        2.52
         4,590         367         8.00          1,690            29          6.73        2,787             55        7.89
        13,471         980         7.27          8,761            33          1.51        9,292             42        1.78
      --------      ------        -----       --------        ------        ------     --------         ------      ------
        30,965       1,998         6.45         27,803           109          1.56       27,899            198        2.82
        26,878       2,376         8.84         28,131           359          5.06       24,696            372        6.00
      --------      ------        -----       --------        ------        ------     --------         ------      ------
        57,843       4,374         7.56         55,934           468          3.32       52,595            570        4.31
         8,186         531         6.49**       12,451           127          4.06**     12,028            171        5.64**

         2,536         212         8.38          2,106            35          6.59        2,429             73       11.94
         1,329         454        34.16**        1,074           436        161.17**        915            279      121.40**
      --------      ------        -----       --------        ------        ------     --------         ------      ------
         3,865         666        17.24          3,180           471         58.79        3,344            352       41.89
         6,789         722        10.63          5,863            85          5.74        6,831            115        6.71
      --------      ------        -----       --------        ------        ------     --------         ------      ------
        76,683       6,293         8.21         77,428         1,151          5.90       74,798          1,208        6.42
      --------      ------        -----       --------        ------        ------     --------         ------      ------

        54,283       3,610         6.65         49,468           323          2.59       48,035            456        3.78
        22,400       2,683        11.97         27,960           828         11.76       26,763            752       11.17
      --------      ------        -----       --------        ------        ------     --------         ------      ------

        11,552                                  14,273                                   13,672
         1,795                                   2,258                                    1,889
           717                                     720                                      529
         5,024                                   3,278                                    4,196
      --------                                --------                                 --------
        19,088                                  20,529                                   20,286
      --------                                --------                                 --------
        95,771                                  97,957                                   95,084
      --------                                --------                                 --------
            53                                      --                                       53
      --------                                --------                                 --------

           977                                   1,399                                    1,477
         4,005                                   6,253                                    4,917
      --------                                --------                                 --------
         4,982                                   7,652                                    6,394
      --------                                --------                                 --------
      $100,806                                $105,609                                 $101,531
      --------                                --------                                 --------
                    $3,405         2.75%                      $1,008          3.37%                     $  966        3.28%
                    ------        -----                       ------        ------                      ------       -----
                                   3.85%                                      4.33%                                   4.31%
                                  -----                                     ------                                   -----

CONSOLIDATED ANALYSIS OF CREDIT LOSS EXPERIENCE
The Chase Manhattan Corporation and Subsidiaries
                                                                                  Year Ended December 31,
                                                                                  -----------------------
($ in millions)                                                 1993            1992           1991       1990         1989
- ---------------                                                 ----            ----           ----       ----         ----
Loans
- --Outstanding Balance of Loans                               $60,493         $62,558        $67,785    $74,727      $76,692
- --Average Balance of Loans                                    61,506          64,598         70,949     76,965       72,890
                                                             -------         -------        -------    -------      -------
Reserve for Possible Credit Losses at Beginning of Year      $ 1,913         $ 1,960        $ 2,837    $ 3,290      $ 2,742
Charge-Offs:
  Domestic Loans:
    Commercial Real Estate Loans                                 305             456            378        191          108
    Loans to Financial Institutions                               28              29              8          7           18
    Commercial and Industrial Loans                              173             183            168        139           91
    Consumer Loans                                               441             516            547        425          313
    Lease Financings                                              16              18             12         12            9
    Other Loans                                                    2              --              1         --            2
                                                             -------         -------        -------    -------      -------
     Total Domestic Loans                                        965           1,202          1,114        774          541
                                                             -------         -------        -------    -------      -------
  International Loans:
   Commercial Real Estate Loans                                    1              --             --         --           --
   Loans to Financial Institutions                                --               3             93        105           40
   Loans to Foreign Governments and Official Institutions        470              76            502        887          500
   Commercial and Industrial Loans                                68              71            319         74          189
   Consumer Loans                                                  7              18             24         22           15
   Lease Financings                                               --              --             --          8            2
   Other Loans                                                    --              --              3         --          --
                                                             -------         -------        -------    -------      -------
     Total International Loans                                   546             168            941      1,096          746
                                                             -------         -------        -------    -------      -------
      Total Charge-Offs                                        1,511           1,370          2,055      1,870        1,287
                                                             -------         -------        -------    -------      -------
Recoveries:
  Domestic Loans:
    Commercial Real Estate Loans                                  28               3              1          2           13
    Loans to Financial Institutions                               --               1             --         --            1
    Commercial and Industrial Loans                               49              10             35         16           14
    Consumer Loans                                                47              52             56         59           49
    Lease Financings                                               4               4              2          3            2
    Other Loans                                                   --              --             --         --            1
                                                             -------         -------        -------   --------      -------
Total Domestic Loans                                             128              70             94         80           80
                                                             -------         -------        -------   --------      -------
  International Loans:
    Commercial Real Estate Loans                                  --              --             --         --            1
    Loans to Financial Institutions                                5              --             --         --           --
    Loans to Foreign Governments and Official Institutions        17               2              2          7            1
    Commercial and Industrial Loans                               19              18             18         20           14
    Consumer Loans                                                 4               9             11          9            9
    Other Loans                                                    1               5              3         --           --
                                                             -------         -------        -------   --------      -------
      Total International Loans                                   46              34             34         36           25
                                                             -------         -------        -------   --------      -------
      Total Recoveries                                           174             104            128        116          105
                                                             -------         -------        -------   --------      -------
Net Charge-Offs                                                1,337           1,266          1,927      1,754        1,182
                                                             -------         -------        -------   --------      -------
Provision for Possible Credit Losses Charged to Expenses         995           1,220          1,085      1,300        1,737
Provision for Loans Held for Accelerated Disposition             566              --             --         --           --
Writedowns of Loans Transferred to the Accelerated
  Disposition Portfolio                                         (701)             --             --         --           --
Reserves of Disposed Subsidiaries
  and Other Adjustments                                          (10)              1            (24)        --           (5)
Foreign Exchange Translation Adjustments                          (1)             (2)           (11)         1           (2)
                                                             -------         -------        -------   --------      -------
Reserve for Possible Credit Losses at End of Year            $ 1,425         $ 1,913        $ 1,960   $  2,837      $ 3,290
                                                             -------         -------        -------   --------      -------
Ratios:
  Total Recoveries to Total Charge-Offs                         11.5%            7.6%           6.2%       6.2%         8.2%
  Net Charge-Offs to:
    Outstanding Balance of Loans                                2.21            2.02           2.84       2.35         1.54
    Average Balance of Loans                                    2.17            1.96           2.72       2.28         1.62
    Reserve for Possible Credit Losses                          93.8            66.2           98.3       61.8         35.9
    Provision for Possible Credit Losses                       134.4           103.8          177.6      134.9         68.1
  Reserve for Possible Credit Losses to:
    Outstanding Balance of Loans                                2.36            3.06           2.89       3.80         4.29
    Average Balance of Loans                                    2.32            2.96           2.76       3.69         4.51
                                                             -------         -------        -------    -------      -------
Summary of Net Charge-Offs:
  Domestic Loans                                             $   837         $ 1,132        $ 1,020    $   694      $   461
  International Loans                                            500             134            907      1,060          721
                                                             -------         -------        -------    -------      -------
Total Net Charge-Offs                                        $ 1,337         $ 1,266        $ 1,927    $ 1,754      $ 1,182
                                                             -------         -------        -------    -------      -------

SELECTED LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES
The Chase Manhattan Corporation and Subsidiaries
                                                                                    After 1
                                                                      Within     But Within         After
($ in millions)                                                       1 Year        5 Years       5 Years          Total
- ---------------                                                       ------        -------       -------          -----
Remaining Maturities of Selected Loans at December 31, 1993:
Domestic Offices:
  Commercial Real Estate Loans:
    Construction and Development                                     $   713         $  354        $   57        $ 1,124
    Other Real Estate Loans                                              530            693           752          1,975
  Loans to Financial Institutions                                      1,247             78            66          1,391
  Loans for Purchasing or Carrying Securities                            591             --            --            591
  Commercial and Industrial Loans                                      6,487          1,316           229          8,032
  Tax-Exempt Loans                                                        61             58            72            191
  Other Loans (Excluding Consumer Loans and Lease Financings)            619             44            15            678
                                                                     -------         ------        ------        -------
Total Domestic Offices                                                10,248          2,543         1,191         13,982
Overseas Offices                                                      10,816          3,037         2,709         16,562
                                                                     -------         ------        ------        -------
Total Selected Loans                                                 $21,064         $5,580        $3,900        $30,544
                                                                     -------         ------        ------        -------
Interest Rate Sensitivity of Selected Loans:*
Domestic Offices:   --Fixed Rate                                                     $1,404        $  739
                    --Variable Rate                                                   1,139           452
                                                                                     ------        ------
                    --Total                                                           2,543         1,191
                                                                                     ------        ------
Overseas Offices:   --Fixed Rate                                                        643           445
                    --Variable Rate                                                   2,394         2,264
                                                                                     ------        ------
                    --Total                                                           3,037         2,709
                                                                                     ------        ------
Consolidated:       --Fixed Rate                                                      2,047         1,184
                    --Variable Rate                                                   3,533         2,716
                                                                                     ------        ------
                    --Total                                                          $5,580        $3,900
                                                                                     ------        ------

* Excludes consumer loans and lease financings in domestic offices.


FINANCIAL RATIOS
The Chase Manhattan Corporation and Subsidiaries
                                                                             1993      1992     1991       1990        1989
                                                                             ----      ----     ----       ----        ----
Earnings Ratios
Net Income (Loss) as a Percentage of Average:
  Total Assets                                                                .94%      .64%     .52%       N/M         N/M
  Common Stockholders' Equity*                                              14.59     11.14    10.49        N/M         N/M
  Total Stockholders' Equity                                                13.33     10.71    10.36        N/M         N/M
                                                                            -----     -----    -----      -----       -----
Cash Dividends Paid on Common Stock as a Percentage of
  Net Income (Loss) Applicable to Common Stock                              24.74%    34.40%   38.26%       N/M         N/M
Total Cash Dividends Paid as a Percentage of Net Income (Loss)              35.65     47.17    50.14        N/M         N/M
                                                                            -----     -----    -----      -----       -----
Leverage Ratios--Averages
Common Stockholders' Equity as a Percentage of:
  Total Assets                                                               5.52%     4.60%    3.97%      3.90%       3.99%
  Total Stockholders' Equity, Redeemable Preferred Stock and
    Intermediate- and Long-Term Debt                                        41.54     36.02    33.87      31.94       30.99
Total Stockholders' Equity as a Percentage of Total Assets                   7.04      5.91     4.94       4.69        4.75
                                                                            -----     -----    -----      -----       -----
Leverage Ratios--at December 31,
Common Stockholders' Equity as a Percentage of:
  Total Assets                                                               6.58%     5.25%    4.36%      3.97%       3.82%
  Total Stockholders' Equity, Redeemable Preferred Stock and
    Intermediate- and Long-Term Debt                                        48.84     37.35    35.72      34.39       32.35
Total Stockholders' Equity as a Percentage of Total Assets                   7.95      6.79     5.42       4.83        4.60
                                                                            -----     -----    -----      -----       -----
Capital Ratios--at December 31,**
  Tier I Leverage                                                            7.81%     6.66%    5.28%      4.40%       4.40%
  Tier I Capital as a Percentage of Net Risk-Weighted Assets                 8.44      6.76     5.32       4.32        4.44
  Total Capital as a Percentage of Net Risk-Weighted Assets                 13.22     11.12     9.74       8.33        8.87
                                                                            -----     -----    -----      -----       -----

 * Based on Net Income (Loss), adjusted as applicable.
** Based on Federal Reserve Board definitions. Risk-based capital and leverage ratios exclude the equity, assets and off-balance sheet positions of Chase Securities Inc., the Corporation's U.S. underwriting and dealing subsidiary.
N/M--As a result of Net Loss, these ratios are not meaningful.

The Chase Manhattan Bank, N.A. and Subsidiaries
Capital Ratios--at December 31,*
  Tier I Leverage                                                            6.98%   6.50%**   5.11%**     4.06%**    4.61%**
  Tier I Capital as a Percentage of Net Risk-Weighted Assets                 7.63    6.85**    5.41**      4.26**     5.02**
  Total Capital as a Percentage of Net Risk-Weighted Assets                 11.74   10.71**    8.75**      7.49**     6.95**
                                                                            -----   -----      ----        ----       ----
 * Based on Office of the Comptroller of the Currency definition.
** As restated for the merger of Chase Lincoln into the Bank on January 1, 1993.

STOCKHOLDER DATA
The Chase Manhattan Corporation and Subsidiaries

                           Common Stock                              Preferred Stock
                       -------------------     -------------------------------------------------------------
($ in millions, except                 Per                                              Floating    Floating
   per common           Total       Common       6.75 %      7.60 %        10.50 %          Rate        Rate
   share data)           Paid        Share     Series B    Series C       Series D      Series E    Series F
- ----------------------   ----        -----     --------    --------       --------      --------    --------
Quarterly Cash
  Dividends
1993
1st Qtr.               $ 46.9        $ .30         $ .4        $ .5           $ --         $ 5.2       $ 4.3
2nd Qtr.                 47.3          .30           .4          .5             --           4.9         4.1
3rd Qtr.                 55.0          .30           .3          .4             --           4.2         3.9
4th Qtr.                 55.1          .30           --          --             --            --         3.6
                       ------        -----         ----        ----           ----         -----       -----
  Total                $204.3        $1.20         $1.1        $1.4           $ --         $14.3       $15.9
                       ------        -----         ----        ----           ----         -----       -----
1992
1st Qtr.               $ 42.2        $ .30         $ .4        $ .5           $3.3         $ 5.4       $ 4.4
2nd Qtr.                 43.1          .30           .4          .5            3.3           5.5         4.5
3rd Qtr.                 45.1          .30           .4          .5            1.7           5.5         4.4
4th Qtr.                 46.5          .30           .4          .5             --           5.1         4.1
                       ------        -----         ----        ----           ----         -----       -----
 Total                 $176.9        $1.20         $1.6        $2.0           $8.3         $21.5       $17.4
                       ------        -----         ----        ----           ----         -----       -----


                                                                  Preferred Stock
                        -----------------------------------------------------------------------------------------------------
($ in millions, except
   per common            10.50 %        9.76 %      10.84 %       9.08 %      8.50 %         8.32 %        8.40 %       Total
   share data)          Series G      Series H     Series I     Series J    Series K       Series L      Series M        Paid
- ----------------------  --------      --------     --------     --------    --------       --------      --------        ----
Quarterly Cash
  Dividends
1st Qtr.                   $ 3.7         $ 2.5        $ 5.4        $ 3.4       $ 3.6          $ 5.0         $ 2.4      $ 36.4
2nd Qtr.                     3.7           2.5          5.4          3.4         3.6            5.0           3.6        37.1
3rd Qtr.                     3.7           2.5          5.4          3.4         3.6            5.0           3.6        36.0
4th Qtr.                     3.7           2.5          5.4          3.4         3.6            5.0           3.6        30.8
                           -----         -----        -----        -----       -----          -----         -----      ------
  Total                    $14.8         $10.0        $21.6        $13.6       $14.4          $20.0         $13.2      $140.3
                           -----         -----        -----        -----       -----          -----         -----      ------
1992
1st Qtr.                   $ 3.7         $ 2.5        $ 5.4        $ 1.5       $  --          $  --         $  --      $ 27.1
2nd Qtr.                     3.7           2.5          5.4          3.4          --             --            --        29.2
3rd Qtr.                     3.7           2.5          5.4          3.4         3.9            3.1            --        34.5
4th Qtr.                     3.7           2.5          5.4          3.4         3.6            5.0            --        33.7
                           -----         -----        -----        -----       -----          -----         -----      ------
 Total                     $14.8         $10.0        $21.6        $11.7       $ 7.5          $ 8.1         $  --      $124.5
                           -----         -----        -----        -----       -----          -----         -----      ------


QUARTERLY COMPARISON OF MARKET PRICES*

                                                               Common Stock
                            Common Stock                   Subscription Warrants
                 ---------------------------------     ------------------------------
                    High          Low        Close        High         Low      Close
                    ----          ---        -----        ----         ---      -----
1993
1st Qtr.         $35.625      $27.375      $34.875     $    --      $   --     $   --
2nd Qtr.          38.000       28.375       32.250          --          --         --
3rd Qtr.          37.875       31.375       37.125      10.125       5.000      9.500
4th Qtr.          38.000       31.125       33.875      10.000       7.250      8.125
                 -------      -------      -------     -------      ------     ------
1992
1st Qtr.         $25.250      $17.250      $23.875          --          --         --
2nd Qtr.          30.375       20.375       27.625          --          --         --
3rd Qtr.          29.625       21.625       22.500          --          --         --
4th Qtr.          30.000       20.750       28.500          --          --         --
                 -------      -------      -------     -------      ------     ------


                                        Redeemable Preferred Stock
                            6.75% Series B**                   7.60% Series C**
                 ---------------------------------    ------------------------------
                    High          Low        Close        High        Low      Close
                    ----          ---        -----        ----        ---      -----
1993
1st Qtr.         $94.000      $85.000      $92.250    $ 99.000    $94.250    $97.250
2nd Qtr.          94.000       92.250       93.375     101.000     96.000    101.000
3rd Qtr.              --           --           --          --         --         --
4th Qtr.              --           --           --          --         --         --
                 -------      -------      -------     -------   --------    -------
1992
1st Qtr.         $83.000      $69.500      $79.500     $90.000    $79.000    $87.875
2nd Qtr.          83.000       77.000       82.000      95.000     87.250     95.000
3rd Qtr.          90.000       78.500       87.500      97.750     94.000     96.625
4th Qtr.          88.250       85.000       85.000      98.250     96.500     98.000
                 -------      -------      -------     -------   --------    -------

                                                      Nonredeemable Preferred Stock
                                                              Floating Rate                      Floating Rate
                           10.50% Series D                      Series E                            Series F
                 ---------------------------------    -----------------------------    --------------------------------
                    High         Low        Close        High        Low      Close        High         Low        Close
                    ----         ---        -----        ----        ---      -----        ----         ---        -----
1993
1st Qtr.         $    --     $    --      $    --     $52.375    $49.625    $50.375     $49.875     $47.250      $49.875
2nd Qtr.              --          --           --      51.375     50.250     50.375      51.000      49.625       50.375
3rd Qtr.              --          --           --          --         --         --      51.000      50.125       50.250
4th Qtr.              --          --           --          --         --         --      50.875      49.750       50.125
                 -------     -------      -------     -------    -------    -------     -------     -------      -------
1992
1st Qtr.         $54.500     $49.375      $53.000     $48.500    $40.000    $47.125     $43.875     $35.375      $43.375
2nd Qtr.          55.250      51.750       52.375      51.250     45.500     49.625      47.875      42.000       46.500
3rd Qtr.              --          --           --      51.375     49.500     49.750      49.000      46.375       48.500
4th Qtr.              --          --           --      50.750     49.250     49.750      49.000      47.000       47.250
                 -------     -------      -------     -------    -------    -------     -------     -------      -------

                           10.50 % Series G                    9.76 % Series H
                 ---------------------------------     -----------------------------
                    High          Low        Close        High        Low      Close
                    ----          ---        -----        ----        ---      -----
1993
1st Qtr.         $30.500      $27.750      $29.500     $28.875    $26.125    $28.000
2nd Qtr.          30.250       28.750       29.500      29.250     26.375     28.125
3rd Qtr.          31.625       29.375       30.125      30.250     28.125     29.500
4th Qtr.          31.625       28.750       29.375      30.250     28.000     28.625
                 -------      -------      -------     -------    -------    -------
1992
1st Qtr.         $28.750      $26.000      $27.625     $27.250    $24.375    $26.000
2nd Qtr.          29.375       27.000       28.750      28.375     25.875     26.625
3rd Qtr.          30.750       28.000       28.500      28.750     26.500     27.500
4th Qtr.          28.875       26.875       27.750      27.875     26.000     26.750
                 -------      -------      -------     -------    -------    -------


                                    Nonredeemable Preferred Stock
                        10.84 % Series I                  9.08 % Series J
                 -----------------------------     -----------------------------
                    High        Low      Close        High        Low      Close
                    ----        ---      -----        ----        ---      -----
1993
1st Qtr.         $31.500    $28.500    $30.375     $27.500    $25.125    $26.750
2nd Qtr.          31.750     30.250     31.000      27.625     26.375     27.125
3rd Qtr.          32.500     30.875     31.875      28.125     27.000     27.625
4th Qtr.          32.375     30.500     31.500      28.125     26.875     27.250
                 -------    -------    -------     -------    -------    -------
1992
1st Qtr.         $28.875    $26.250    $27.500     $25.000    $24.625    $24.625
2nd Qtr.          29.500     27.375     28.750      26.375     24.750     25.750
3rd Qtr.          31.125     28.750     29.625      27.000     25.250     25.875
4th Qtr.          29.750     27.875     28.750      26.375     25.000     25.375
                 -------    -------    -------   ---------   --------    -------

                      8.50 % Series K                   8.32 % Series L                  8.40 % Series M
             ------------------------------     -----------------------------    --------------------------------
                High         Low      Close        High        Low      Close       High         Low        Close
                ----         ---      -----        ----        ---      -----       ----         ---        -----
1993
1st Qtr.     $26.750     $24.375    $25.625     $26.500    $23.750    $25.375    $26.500     $25.250      $25.500
2nd Qtr.      26.625      25.375     26.125      26.375     25.000     25.875     26.500      25.250       26.000
3rd Qtr.      27.250      26.125     26.625      27.000     25.875     26.375     27.250      26.000       26.375
4th Qtr.      27.500      25.875     26.500      27.375     25.750     26.500     27.625      25.500       26.500
1992
1st Qtr.     $    --     $    --    $    --     $    --    $    --    $    --    $    --     $     --     $    --
2nd Qtr.          --          --         --          --         --         --         --           --          --
3rd Qtr.      26.250      25.000     25.250      25.250     24.750     24.750         --           --          --
4th Qtr.      25.250      24.000     24.625      25.250     23.250     23.875         --           --          --
             -------     -------    -------     -------    -------    -------    -------     --------     -------

 * The high, low and closing sales prices for transactions reported on the NYSE composite tape.
** No sales. Based on the average of bid and asked prices.

NUMBER OF COMMON STOCKHOLDERS, PREFERRED STOCKHOLDERS AND CONVERTIBLE SECURITY HOLDERS

The following table sets forth the approximate number of holders of record of each class of equity and securities convertible into equity securities of the Company at the end of the years indicated:

                                                          1993     1992                                       1993     1992
                                                          ----     ----                                       ----     ----
Common Stock                                            51,200   51,500   Preferred Stock, 10.50 % Series G  1,900    1,800
Junior Participating Preferred Stock Purchase Rights    51,200   51,500   Preferred Stock, 9.76 % Series H   1,000    1,000
Common Stock Subscription Warrants                      14,500       --   Preferred Stock, 10.84 % Series I  1,900    1,900
Preferred Stock, 6.75 % Series B                            --      400   Preferred Stock, 9.08 % Series J   1,300    1,300
Preferred Stock, 7.60 % Series C                            --      100   Preferred Stock, 8.50 % Series K   1,500    1,400
Preferred Stock, Floating Rate Series E                     --      500   Preferred Stock, 8.32 % Series L   2,400    2,200
Preferred Stock, Floating Rate Series F                  4,700    5,000   Preferred Stock, 8.40 % Series M   1,000       --

Note: The principal market in which the Company's Common Stock is traded is the New York Stock Exchange.

DESCRIPTION OF BUSINESS

GENERAL

The Chase Manhattan Corporation (the Company) is a bank holding company that was incorporated in 1969 and whose principal subsidiary is The Chase Manhattan Bank, N.A. (the Bank). As used herein, the term Corporation or "Chase" means the Company and its subsidiaries, and the term Bank means the Bank and its subsidiaries.
     In addition to the Bank, the Corporation holds investments in other subsidiaries that provide a variety of financial services, including commercial and consumer financing, investment banking, securities trading and investment advisory services. The Corporation's primary strategy is that of a global bank with a diversified domestic base serving three interrelated franchises: global financial services, domestic consumer products and regional banking in the northeastern United States. Over the last few years, the Corporation has focused its business and marketing efforts on two types of customers--retail (individuals and small and medium-sized businesses) and wholesale (primarily large corporations and institutions). The Corporation's business groups serving retail customers are National Consumer Product Companies, Regional Banking and Global Private Banking; those serving wholesale customers are Global Corporate Finance, Global Risk Management, Global Capital Markets and Transaction and Information Services. In addition to these core business groups, the Real Estate Finance Sector manages the Corporation's loan portfolio related to the domestic commercial real estate business and the LDC Portfolio Management group oversees the Corporation's portfolio of cross-border extensions of credit to refinancing countries; the domestic commercial real estate and cross-border extensions of credit to refinancing countries are discussed in the Management's Discussion and Analysis section of this report.
    A description of the Corporation's core businesses is set forth below.

RETAIL BUSINESSES

In 1993, there continued to be significant growth in the Corporation's retail banking business, with emphasis on developing strategic focus and on maintaining asset quality. Retail banking activities were a large contributor to the Corporation's income in 1993 and are expected to continue to be a significant component of the Corporation's future earnings.

NATIONAL CONSUMER PRODUCT COMPANIES

Through its Chase BankCard Services unit, the Corporation is the second largest commercial bank issuer of credit cards and lender of unsecured revolving credit products (Advantage Credit) in the U.S., with approximately $12 billion in total revolving credit balances (including securitized assets). The Corporation continues to invest in the acquisition of new customers, while capitalizing on efficiencies of scale.
   The Corporation participates in all aspects of the residential mortgage market, principally via Chase Manhattan Mortgage Holdings, Inc. (CMMH), a subsidiary of the Bank. At December 31, 1993, the Corporation's U.S. mortgage servicing portfolio was $47.8 billion, ranking it among the largest servicers in the U.S. Most servicing for the Corporation's various originating units has been consolidated in CMMH, including CMMH's subsidiary Troy & Nichols, Inc. acquired in June 1993. The Corporation is also a major lender in the residential mortgage market, originating $16.7 billion of mortgages in 1993. With respect to credit quality, the Corporation's domestic residential mortgage portfolio has performed substantially better than the industry average. In recent years, the Corporation has increased the amount of residential mortgage loans sold by converting non-conforming mortgage loans into private mortgage-backed securities and by selling conforming loans to traditional secondary market agencies. In 1993, the Corporation issued mortgage-backed securities totaling $4.7 billion and was one of the top five private issuers in the market. The Corporation's Personal Financial Services unit (PFS) provides jumbo home mortgages and other financing to affluent consumers through a network of 61 lending offices in 20 U.S. states. Since its inception in 1981, PFS has grown substantially. In 1993, PFS originated $6.2 billion of the Corporation's originations of residential mortgages.
     The Corporation markets other products to affluent customers. Chase Automotive Finance (CAF) is a national indirect auto lender with a focus on the luxury market; CAF has a leading share of this market in the United
States. Chase Manhattan Investment Services, Inc., a subsidiary of the Bank, began operations in April 1990 and provides a vehicle for sales of investment products to the domestic consumer market; it has opened 16 offices in seven states since its inception.
     The Corporation's education finance unit specializes in offering student loans for college and university educations. The Corporation is a top-ranked originator of student loans for two- and four-year colleges in the United States. Under an agreement entered into in 1990 with the Student Loan
Marketing Association (Sallie Mae), the Corporation has agreed to sell all such loans to Sallie Mae until 1995. In accordance with this agreement, the Corporation sold $719 million of insured student loans to Sallie Mae in 1993.
     In 1993, the Corporation continued to restructure its overseas consumer operations, withdrawing from consumer banking businesses in Singapore and Chile to concentrate its investments in markets with higher returns. Additionally, on June 4, 1993, the Corporation formed Manhattan Card Co. Limited (MCCL) in Hong Kong to hold its Hong Kong credit card portfolio. The Corporation sold 46% of MCCL to local investors in a private placement and public offering. MCCL offers credit cards in the Hong Kong markets and at December 31, 1993 had over 300,000 cardholders.

REGIONAL BANKING

The Corporation's Regional Banking Sector provides a broad range of retail and commercial services to consumers (including residents in low to moderate income communities), small businesses and middle market companies located in the Northeast corridor. The Regional Banking Sector, with $22 billion in deposits at December 31, 1993, emphasizes "value-added" relationship building and serves over one million customers in the tri-state (New York, New Jersey, Connecticut) area alone. Service is provided primarily through 340 full-service branches supplemented by a 600 unit ATM network. This includes the 50 branch distribution system of The Chase Manhattan Bank of Connecticut, N.A. (Chase Connecticut), located mainly in Fairfield and New Haven counties.
     Over the past two years, the Regional Bank has been consolidating its position in New York State by combining its upstate and downstate presences into a single integrated organization with common management, systems and support functions. On January 1, 1993, its upstate banking subsidiary (Chase Lincoln First Bank, N.A.) was merged into the Bank.
     In December 1993, the Corporation announced its intent to sell Chase Bank of Arizona (Chase Arizona), to concentrate its investment in the northeastern U.S.

GLOBAL PRIVATE BANKING

High-net-worth individuals are served through the Corporation's Global Private Banking business, which provides a broad range of wealth management and investment services for clients in and outside the U.S. through locations worldwide. In addition to such services as portfolio management, trust and estate planning and custody accounts, the Corporation provides its clients with a wide range of customized investment vehicles and risk management tools. Private banking clients also are offered access to the full range of the Corporation's corporate finance and capital markets resources.
    Chase makes available the Vista Family of Mutual Funds to its U.S.
clients, and Chase Vista Unit Trust Funds to clients outside the U.S. The portfolios, which are advised by the investment professionals of the Bank, include a variety of stock, bond and money market funds that invest in both U.S. and international markets. During 1993, the Vista funds acquired the assets of six California-based Olympus funds. The merger added to Vista's assets, broadened its fund offerings, and added depth to its broker/dealer distribution network.
    As of December 31, 1993, Chase Manhattan Private Bank client assets under management totaled approximately $63 billion, an increase of 18% over 1992.

WHOLESALE BUSINESSES

The Corporation serves the global financial services needs of its wholesale clients as they raise, invest, move and track their financial resources around the world. These clients range from multinationals and local corporations to governments and financial institutions. These clients are also diverse in geographic location, capital markets access and scope of international business. Many fall within specialized areas where the Corporation's tradition of industry expertise serves these customers' unique financing, investing and operating requirements. The Corporation maintains a presence in key financial centers, including London, Tokyo, Hong Kong and New York, and in other important markets of North America, Asia-Pacific, Europe-Middle East and Latin America. Its network, spanning over 50 countries, enables the Corporation to identify users and sources of capital on a worldwide basis, and to serve the cross-border requirements of customers through integrated delivery of products and services across all its global businesses. Wholesale banking activities contributed significantly to the Corporation's earnings, with all units recording improved performance in 1993.

GLOBAL CORPORATE FINANCE

Corporate finance activities of the Corporation include identifying and executing a wide range of financial solutions for wholesale customers, bringing together products and service resources from across the Corporation. Global reach and perspective, coupled with advisory skill, technical proficiency and knowledge across a range of complex industries characterize the Corporation's service as a major financial advisor worldwide.
    In Project Finance, the Corporation is recognized for its innovative transactions encompassing industrial and infrastructure projects in Eastern Europe, Latin America, Asia and the U.S. The Corporation acts in multiple roles, including financial advisor, underwriter, equity investor and agent, meeting the needs of clients in industries ranging from natural resources to power generation, environmental technologies and aerospace.
    Through its Merchant Banking activities, the Corporation serves large and mid-sized companies, primarily in the U.S., whose financing requirements involve senior debt, subordinated debt and equity. By providing financing and acting as principal, the Corporation has built new customer relationships and a diversified equity portfolio, from which it realized significant revenue in 1993.
    The Corporation's Mergers & Acquisitions business provides advice pertaining to corporate acquisitions, divestitures and joint ventures, as well as other services to aid its clients in enhancing their shareholder value. Operating globally, these activities build upon the Corporation's areas of industry expertise and worldwide customer reach.

GLOBAL CAPITAL MARKETS

The Global Capital Markets business functions as an intermediary between issuers and investors and the capital markets around the world. Issuer needs are met through primary market activities, including underwriting, private placement and loan syndication. In order to meet investor needs, as well as to provide secondary market support to primary market activity, Global Capital Markets sells and trades a variety of instruments in the U.S. and international capital markets.
    The Corporation is a recognized leader in a number of products and markets, ranking third for volume of lead managed issues of emerging markets debt in 1993, third in number of global syndicated loan transactions, and top 10 in private placements and asset-backed securities. Trading volume in emerging markets debt topped $140 billion for the year, significantly surpassing 1992. The U.S. high yield product unit exceeded management expectations for both revenues and number of lead and co-lead positions in 1993, its first full year of operations.
    The Corporation plans to expand its presence in capital markets around the globe in order to better serve our expanding issuer and investor base.

GLOBAL RISK MANAGEMENT

The Corporation's risk management activities, concentrated in key financial centers around the world, are offered in conjunction with its corporate finance, capital markets, transaction and information services. Given the growing sophistication of clients' capital raising and investment strategies, this approach enables the Corporation to deliver relationship-driven service and advice within the context of clients' total financial needs.
    Through serving a strong corporate and institutional franchise, the Corporation remains a top-ranked provider in foreign exchange. It is a market maker in virtually all of the world's freely traded currencies, specializing in the secondary and less frequently traded currencies of Asia and Latin America. It also participates in bullion and commodity swap markets.
    The Corporation designs and markets a broad range of risk management products, including swaps, caps, floors and option-related products. The Corporation ranks among the top financial institutions worldwide in interest rate swap volume outstanding.
    The Corporation also acts both as a managed commodity funds sponsor and consultant and as a full-service broker globally for exchange-traded futures and options. The Corporation has expanded its managed funds business by becoming a commodity trading advisor and manages clients' funds on a discretionary basis in foreign exchange, bullion, interest rates and selected commodity futures markets. The Corporation plans to further develop its existing customer base and to expand its offerings in commodities, options and equity-linked index products to continue to provide a full range of sophisticated, tailor-made financial instruments and advisory services.

TRANSACTION AND INFORMATION SERVICES

Chase InfoServ International (InfoServ) helps corporate and institutional clients move and track financial resources throughout the U.S. and in major markets around the world. Services include cash management, payments, trade services, custody, trust and other fiduciary services. InfoServ's principal activities are described below. At December 31, 1993, InfoServ's businesses were custodian or trustee for approximately $1.2 trillion in client assets.
    Global Securities Services (GSS) serves the requirements of global institutional investors, including mutual funds, insurance companies, pension funds, public retirement funds and foundations. Services provided include custody, trust, safekeeping, portfolio reporting, securities lending and investment funds services. As the originator of the global custody product in the mid-1970s, GSS remains the market leader in global custody, with over $300 billion in assets under custody at December 31, 1993. The Corporation is also a leading unit trust trustee in the U.K. The unit also services the insurance industry's specialized operating requirements and is the leading provider of electronic premium collection and annuity payments.
    For issuers of private and public debt, InfoServ's Institutional Trust unit functions as trustee and paying agent. InfoServ is a leading paying agent for municipal tax-exempt debt and a leader in both the domestic corporate trust and Eurobond markets. In the U.S., the Institutional Trust business was ranked in the top five in 1993 in new public corporate debt issues (straight debt and medium-term notes), with an 8% market share.
    For U.S. and international corporations and financial institutions, InfoServ's Global Payments & Treasury Services (GP&TS) unit meets a broad range of transaction and information requirements, providing collection, payment, trade, information and investment services. GP&TS continues to lead in transaction volume for the Automated Clearing House. The Corporation is a market leader in international money transfer and is the largest U.S. dollar clearing bank in the world. In addition, InfoServ provides foreign currency clearing in selected locations, including deutsche mark clearing in Germany and yen clearing in Japan.

COMPETITION

The Corporation competes with various financial institutions, ranging from multinational bank holding companies and their subsidiaries to local thrift institutions as well as with securities brokers, underwriters, government agencies and other businesses providing financial services. The Bank and other banking subsidiaries of the Corporation compete for deposits with other banks and thrift institutions and for other sources of funds and retail products, such as credit cards, with both banking and nonbanking institutions. Other institutions may not be subject to the same regulatory restrictions as the Corporation's subsidiaries, which intensifies the competition for business both domestically and abroad.

SUPERVISION AND REGULATION

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Act"), and is required to file with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") an annual report and other information required pursuant to the Act. The Company is subject to inspection by the Federal Reserve Board.
    Under the Act and Regulation Y of the Federal Reserve Board, the Company, with certain exceptions, may not acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank without the prior approval of the Federal Reserve Board. While many states have adopted laws authorizing certain acquisitions by out-of-state bank holding companies, a number of states do not currently permit unrestricted entry by bank holding companies located in New York.
    Pursuant to the Act, the Company may not engage in any business directly or through a nonbanking subsidiary other than managing and controlling banks, furnishing certain services or engaging in businesses that the Federal Reserve Board deems to be closely related to banking. In making any such determination, the Federal Reserve Board is required to consider whether the performance of such activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. Further, the Federal Reserve Board is empowered to differentiate between activities commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern.
    The Bank, The Chase Manhattan Bank of Florida, N.A. and Chase Connecticut, as national banks and members of the Federal Reserve System, are subject to the supervision of the Office of the Comptroller of the Currency and the Federal Reserve Board. Chase Bank of Maryland, as a state bank and member of the Federal Reserve System, is subject to supervision by state banking regulators and the Federal Reserve Board. The Chase Manhattan Bank (USA) and Chase Arizona, as state banks that are not members of the Federal Reserve System, are subject to the supervision of state banking regulators and the Federal Deposit Insurance Corporation (FDIC). Such supervision includes periodic examinations, periodic reporting requirements, limitations on investment and other powers and regulation of the establishment and operation of branches. Deposits of all these banks are insured by the FDIC.
    The Company, the Bank and their affiliates are also subject to restrictions with respect to issuing, floating and underwriting, or publicly selling or distributing, securities in the United States. The Bank and its affiliates may underwrite and deal in specific categories of securities, including U.S. government and certain U.S. agency, state and municipal securities. In addition, the Corporation, through Chase Securities Inc. (CSI), is authorized to underwrite and deal, to a limited extent (subject to certain conditions), in certain other categories of securities, including municipal revenue bonds, mortgage-related and consumer receivable-related securities and corporate debt.
    The Federal Deposit Insurance Corporation Improvement Act of 1991
(FDICIA) was enacted, among other things, to increase funding for the FDIC's Bank Insurance Fund, and establish standards for, restrictions on, activities of depository institutions based upon capital status and supervisory evaluation by federal banking regulators. Federal banking agencies were required to adopt various rules and regulations implementing FDICIA, some of which have already been promulgated; others of which are still in the rulemaking process. Through December 31, 1993, regulations have been promulgated under FDICIA covering a variety of matters including assessment of risk-based deposit insurance and prompt corrective action measures available to federal regulators based on the capital category of an institution. Based upon its assessment of the impact of all of the regulations issued under FDICIA, the Company does not expect any of them to have a material effect on its operations.
    Further rules proposed or to be proposed under FDICIA, governing such matters as operational and managerial standards and capital requirements, are expected to be finalized and become effective in 1994. Until the various regulations are adopted in final form, however, it is difficult to assess how they will impact Chase's financial condition or operations.

EFFECT OF GOVERNMENT POLICIES

The earnings of the Corporation are significantly influenced by fluctuations in economic activity, the general price level and relative prices throughout the world economy. In addition, fiscal and other policies adopted by the United States and foreign governments can have important consequences on the financial performance of the Corporation. In particular, the actions and policies of the Federal Reserve Board and foreign central banks exert a major influence on interest rates, credit conditions, exchange rates and asset prices. Recognizing the inherent difficulties of forecasting government behavior and asset prices, the Corporation endeavors to accurately assess and manage these economic risks and other risks that it faces in the conduct of its business.

PROPERTIES

The Bank owns the land and a 60-story building at 1 Chase Manhattan Plaza (1
CMP), in downtown Manhattan, New York, which houses the Company's Executive Office and the Bank's Head Office. This property represents a significant portion of the value of banking premises owned by the Bank. Of total space of approximately two million square feet in this building, approximately two-thirds is occupied by the Bank and the Company and most of the remainder is leased to tenants.
    In addition to 1 CMP, the Bank owns the land and 50-story building known as 1 New York Plaza in downtown Manhattan. Chase is currently renovating the facility in anticipation of leasing the vacant space to outside tenants. Chase has entered into a twenty year lease for approximately one million square feet of this facility with Prudential Securities Inc.
    The Corporation built in 1992 and fully occupies a two-building complex known as Chase MetroTech in downtown Brooklyn, New York. This facility contains approximately 1.75 million square feet and houses, among other things, the Corporation's operations and product support functions that were housed in 1 New York Plaza and other downtown and midtown locations.
    In November of 1993, Chase Home Mortgage Corporation (CHMC) purchased its headquarters: a two-building, 258,000 square foot complex known as Fountain Square in Tampa, Florida for $31 million. In addition, CHMC has an option to purchase two adjacent parcels of land in the same office park. The Corporation also owns and occupies a two-building, 300,000 square foot complex in Tempe, Arizona that serves as its western regional processing center for Chase USA.
    The Lincoln First Tower, a 27-story building with approximately 424,000 square feet of space, located in Rochester, New York, is the leased headquarters for the Upstate New York Region of The Corporation's
Regional Banking Sector. This lease expires February 23, 2011, with options to renew to the year 2041, and includes a purchase option exercisable at various dates in the future. Chase Plaza, a 14-story building with approximately 240,000 square feet of space, located in Wilmington, Delaware, is the leased headquarters of Chase USA. This lease expires December 4, 2001, with options to renew to the year 2016 and includes a purchase option at various dates now and in the future.

    The Bank assumed the lease for 20 Pine Street (renamed 2 Chase Manhattan Plaza) on December 15, 1988, which includes an option to purchase the 38-story, 600,000 square foot office building adjacent to 1 CMP. Leasing this space permitted the consolidation of a substantial number of personnel who occupy space in several locations in the downtown Manhattan area.
    The Bank also owns other banking premises, principally in overseas locations such as England, Switzerland, Puerto Rico, Panama, Brazil and Japan. The Bank leases space occupied by many of its branch offices and facilities used in its domestic and foreign operations.

LEGAL PROCEEDINGS

Various actions and proceedings are pending against the Company, the Bank and certain of their subsidiaries and certain of their present officers and directors, in which claims for substantial money damages are asserted based on alleged violations of various laws. Management, after consultation with legal counsel, is of the opinion that the ultimate effect on the Corporation of all such pending actions and proceedings would not be material in relation to its financial position or its results of operations. Certain of these actions and proceedings, including recent developments, are described below.
    Pesce et. al. v. Norcal Solid Waste Systems, Inc., et. al. CSI has been named as one of several defendants in a second amended complaint filed in San Mateo County (California) Superior Court and served on Chase in May 1993. The action has been brought by two plaintiffs on behalf of a purported class of former shareholders of Envirocal, Inc., a California refuse company which was the subject of a leveraged buyout. In the course of the buyout, CSI made statements which plaintiffs now contend contained misrepresentations. Plaintiffs claim that they relied on the statements in accepting the buyout proposal which included an exchange of their stock in part for notes which, according to plaintiffs, are now essentially worthless. The complaint seeks class certification as well as compensatory and punitive damages in an unspecified amount. CSI has filed an Answer generally denying the allegations of the complaint and asserting affirmative defenses. A provisional order by the Special Master assigned to the case was filed in December 1993 denying class certification.
    Heidorn v. AmBase Corporation et. al. On July 2, 1992, the Supreme Court of the State of New York rendered a decision dismissing this action on grounds of forum non conveniens. In the complaint, claims had been alleged against the Bank, among other defendants, for unspecified damages in connection with the disposition by AmBase of its subsidiary, Home Insurance Company. An order was entered in September 1992, and plaintiff has filed a notice of appeal.

EXECUTIVE OFFICERS OF THE COMPANY

The following is a list as of February 25, 1994 showing the names and ages of all executive officers of the Company, the positions and offices with the Company held by them and the dates from which those positions and offices have been continuously held. There are no family relationships between any of the principal executive officers or directors of the Company. Under the By-Laws, the Chairman of the Board, the President and the Vice Chairman of the Board hold office until the next annual organization meeting of the Board. All other officers hold office at the pleasure of the Board.

                                                               Positions and Offices Held and
Name                                      Age                      Dates from Which Held
- ----                                      ---                  ------------------------------
Thomas G. Labrecque                       55                   Chairman of the Board and
                                                                 Chief Executive Officer--
                                                                 October 31, 1990 and
                                                                 Director--June 25, 1980
Arthur F. Ryan                            51                   President and Chief Operating
                                                                 Officer--October 31, 1990
                                                                 and Director--July 1, 1985
Richard J. Boyle                          50                   Vice Chairman of the Board
                                                                 and Director--
                                                                 August 20, 1987
A. Wright Elliott                         58                   Executive Vice President--
                                                                 April 1, 1983
Michael P. Esposito, Jr.                  54                   Executive Vice President--
                                                                 April 1, 1983 and Chief
                                                                 Corporate Compliance, Control
                                                                 and Administrative Officer--
                                                                 August 5, 1992
E. Michel Kruse                           50                   Executive Vice President--
                                                                 August 5, 1992 and Chief
                                                                 Financial Officer--
                                                                 August 5, 1992
Arjun K. Mathrani                         49                   Treasurer--June 3, 1991 and
                                                                 Executive Vice President--
                                                                 September 18, 1991
John V. Scicutella                        44                   Executive Vice President--
                                                                 August 19, 1987
L. Edward Shaw, Jr.                       49                   Executive Vice President--
                                                                 December 18, 1985 and
                                                                 General Counsel--
                                                                 February 1, 1983
Lester J. Stephens, Jr.                   50                   Senior Vice President--
                                                                 March 1,1985 and Controller--
                                                                 January 1, 1987

    Each officer, has been employed in such principal occupation or in other executive positions with the Bank or other subsidiaries of the Company for more than the last five years and other than Mr. Mathrani, has as his principal occupation the corresponding office with the principal subsidiary of the Company, the Bank. In addition to the primary occupation listed, Mr. Mathrani also is principally employed as an Executive Vice President of the Bank.

CROSS-REFERENCE INDEX FORM 10-K

PART I

ITEM NO.                                                                PAGES

ITEM 1.      BUSINESS.

Description of Business                                                    90
Number of Employees                                                        38
Domestic and International Operations                                      73
Distribution of Assets, Liabilities and Stockholders'
Equity; Interest Rates and Interest Differentials                          84
The Effect of Changes in Average Balances and
  Average Rates on Interest Revenue                                        36
Investment Portfolio                                                    48,66
Loan Portfolio                                                       39,68,87
Risk Elements                                                     40-42,45-47
Summary of Credit Loss Experience                                          86
Allocation of the Reserve for Possible Credit Losses                       44
Deposits                                                                49,84
Return on Equity and Assets                                                87
Short-Term Borrowings                                                      49

ITEM 2.      PROPERTIES.                                                   92

ITEM 3.      LEGAL PROCEEDINGS.                                            93

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS--The company has
             nothing to report under this item.
             --EXECUTIVE OFFICERS OF THE COMPANY.                          93

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS.                           70,88

ITEM 6.      SELECTED FINANCIAL DATA.                                      34

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS.                                                   34

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY
             DATA.                                                         58
The Chase Manhattan Corporation and Subsidiaries:
  Consolidated Statement of Condition                                      58
  Consolidated Statement of Income                                         59
  Consolidated Statement of Changes in Stockholders' Equity                60
  Consolidated Statement of Cash Flows                                     61
The Chase Manhattan Bank, N.A. and
  Subsidiaries: Consolidated Statement of Condition                        62
Notes to Financial Statements                                              63
Independent Accountants' Report                                            57
Consolidated Summary of Quarterly Financial Information                    83

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH
             ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
             DISCLOSURE--The Company has nothing to
             report under this item.


PART III

    The information required by Items 10 through 13 in this part is omitted pursuant to Instruction G of Form 10-K because the Company intends to file with the Commission a definitive Proxy Statement, pursuant to Regulation 14A, not later than 120 days after December 31, 1993.

PART IV

ITEM NO.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
             AND REPORTS ON FORM 8-K.
(a)  (1)     Financial Statements--See Item 8
     (2)     Financial Statement Schedules--None
     (3)     Exhibits*

 *  Stockholders may obtain a copy of any Exhibit listed in Item 14(a)(3) by writing to Ronald C. Mayer, Secretary of the Company,
    The Chase Manhattan Corporation, 1 Chase Manhattan Plaza, New York, NY 10081. The index below is a summary. The detailed index is included in the Form 10-K filed with the Securities and Exchange Commission.


All schedules normally required by Form 10-K are omitted because they are either not applicable or the required information is set forth in the financial statements or in the notes related thereto.
EXHIBIT 3A--Restated Certificate of Incorporation of the Company (including certificates of designation, preferences and rights of series of Preferred Stock).
EXHIBIT 3B--By-Laws of the Company.
EXHIBIT 4--Instruments defining the Rights of Security Holders, including Indentures. **

** Neither the Company nor any of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed is a party to an instrument with respect to long-term debt where the securities authorized thereunder exceed 10% of the total assets of the Corporation. In accordance with subsection (b)(4)(iii)(A) of Item 601 of Regulation S-K, the Company hereby agrees to furnish to the Commission, on request, a copy of all instruments defining the rights of holders of long-term debt of the Company or any of its subsidiaries for which consolidated or unconsolidated financial statements must be filed.
EXHIBIT 10--Material Contracts.
EXHIBIT 11--Computation of Earnings Per Common Share.
EXHIBIT 12--Computation of Ratios of Earnings to Fixed Charges.
EXHIBIT 21--Subsidiaries of the Company.
EXHIBIT 23--Consent of Independent Accountants--See page 57.
EXHIBIT 24--Power of Attorney.
(b) REPORTS ON FORM 8-K
The Company filed two reports on Form 8-K during the quarter ended December 31, 1993.
- -- The report dated October 8, 1993 with respect to the issuance and sale of $100,000,000 aggregate principal amount of 6 1/8% Subordinated Notes Due 2008.
- -- The report dated October 18, 1993 with respect to the Corporation's Press Release dated October 18, 1993, which announced the Corporation's earnings for the third quarter of 1993.

This report on Form 10-K has not been approved or disapproved by the Securities and Exchange Commission nor has the Commission passed upon the accuracy or adequacy of this report. Portions of the 1993 Annual Report to the Company's stockholders are not required by the Form 10-K report and are not "filed" as part of the Form 10-K. Only those sections of the Annual Report referenced in the above index are incorporated in the Form 10-K.

                        EDGAR Graphics Appendix

Pursuant to Regulation S-T Item 304, the following is a description of the graphic image material identified in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations by the word [GRAPH] followed by the number of the graphic or image in order of appearance.

Graphic Number                 Page             Description
- --------------                 ----             -----------
       1                       35               Bar graph entitled "Total Revenue
                                                $ in millions" showing total
                                                revenue of 5,512 for 1991, 5,913
                                                for 1992, and 6,812 for 1993. The
                                                bars reflect the components of
                                                total revenue as other operating
                                                revenue of 2,167, 2,349 and 2,949
                                                and net interest revenue of 3,345,
                                                3,564 amd 3,863 for 1991, 1992 and
                                                1993, respectively.

       2                       45               Bar graph entitled "Nonaccrual and
                                                Restructured Outstandings $ in
                                                millions at 12/31" showing total
                                                nonaccrual and restructured
                                                outstanding of 4,352 for 1991,
                                                3,942 for 1992, and 1,054 for
                                                1993. The bars reflect the
                                                components of Nonaccrual and
                                                Restructured Outstandings as
                                                Other of 951, 888 and 505;
                                                Refinancing Countries of 978,
                                                997 and 74; and Domestic
                                                Commercial Real Estate of 2,423,
                                                2,057 and 475, for 1991, 1992 and
                                                1993, respectively.

       3                       48               Bar graph entitled "Average Liquid
                                                Assets As a % of Average Total
                                                Assets" showing 22% for 1991, 29%
                                                for 1992, and 32% for 1993.

       4                       50               Bar graph entitled "Cumulative
                                                Interest Rate Gaps Year Ended
                                                1993 $ in millions" showing the
                                                net assets or net liabilities,
                                                in separate bars titled including
                                                derivatives and excluding derivatives,
                                                respectively, for the following
                                                periods: net assets of 5,070 and
                                                230 for 1-3 months, net assets of
                                                3,200 and net liabilities of 5,440 for
                                                3-12 months, net liabilities of 2,420
                                                and 8,100 for 1995, net liabilities
                                                of 6,400 and 12,420 for 1996, net
                                                liabilities of 6,120 and 12,830
                                                for 1997, net liabilities of
                                                7,460 and 13,520 for 1998, net
                                                liabilities of 4,680 and 10,240 for
                                                1999, and net liabilities of 4,610
                                                and 9,970 for 2000.

                                                Notes to chart:

                                                (1) Cumulative interest rate
                                                gaps are defined as the average
                                                cumulative fixed rate positions
                                                (assets less liabilities) for
                                                a given calendar period. The
                                                gaps measure the time weighted
                                                dollar equivalent volume of
                                                positions fixed for a
                                                particular calendar period. The
                                                gap positions reflect a stock
                                                concept, rather than the
                                                traditional flow concept as
                                                measured by runoff. For
                                                example, a $100 million
                                                certificate of deposit made on
                                                January 1 and maturing on
                                                February 28 would have a gap
                                                impact of $66 million ($100
                                                million x 59 days/90 days) in
                                                the 1-3 month repricing
                                                timeframe.
                                                (2) Variable rate balances are
                                                reported based on their
                                                repricing dates. Fixed rate
                                                balances are reported based on
                                                their scheduled contractual
                                                maturity dates, except for
                                                certain investment securities
                                                and loans secured by 1-4 family
                                                residential properties that are
                                                based on anticipated
                                                prepayments. Given the
                                                indeterminate date of any
                                                sales, investment securities
                                                that may be sold prior to
                                                maturity are similarly
                                                reported, depending on their
                                                variable or fixed rate terms.
                                                (3) Prime-priced loans are
                                                considered as 1 to 3 month
                                                assets, fixed-rate
                                                credit card receivables are
                                                classified as a 2-year
                                                maturity, while stockholders'
                                                equity is assigned a 5-year
                                                maturity.
                                                (4) Trading Account Assets are
                                                considered overnight assets.
                                                (5) Core demand deposits,
                                                noninterest-bearing time
                                                deposits, savings accounts
                                                and money market accounts are
                                                classified as 7-year
                                                maturities. The balance, or
                                                noncore portions of these
                                                deposits, are traunched from
                                                overnight to 1-year maturities.
                                                The interest rate sensitivity
                                                assumptions presented for these
                                                deposits are based on
                                                historical and current
                                                experiences regarding product
                                                portfolio retention and
                                                interest rate repricing
                                                behavior.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      THE CHASE MANHATTAN CORPORATION
      (Registrant)

      By:  /s/ LESTER J. STEPHENS, JR.
           -----------------------
               (Lester J. Stephens, Jr.)                 DATE: February 25, 1994
               (Senior Vice President and Controller)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

               SIGNATURE                                    CAPACITY                                      DATE
               ---------                                    --------                                      ----
/s/ THOMAS G. LABRECQUE                      Director, Chairman of the Board and Chief             February 25, 1994
- -------------------------------              Executive Officer (Principal Executive Officer)
    (Thomas G. Labrecque)

/s/ ARTHUR F. RYAN                           Director, President and Chief Operating Officer       February 25, 1994
- -------------------------------
    (Arthur F. Ryan)

/s/ RICHARD J. BOYLE                         Director and Vice Chairman of the Board               February 25, 1994
- -------------------------------
    (Richard J. Boyle)

M. Anthony Burns, Joan Ganz Cooney, Jairo    Directors                                             February 25, 1994
A. Estrada, James L. Ferguson, Edward S.
Finkelstein, H. Laurance Fuller, William H.
Gray III, Howard C. Kauffmann, David T.
Kearns, Delano E. Lewis, Paul W. MacAvoy,
John H. McArthur, Edmund T. Pratt, Jr.,
Henry B. Schacht and Donald H. Trautlein

By: /s/ RONALD C. MAYER
- -------------------------------
    Attorney-in-Fact

/s/ E. MICHEL KRUSE                          Executive Vice President and Chief Financial          February 25, 1994
- -------------------------------              Officer (Principal Financial Officer)
    (E. Michel Kruse)

/s/ LESTER J. STEPHENS, JR.                  Senior Vice President and Controller                  February 25, 1994
- -------------------------------              (Principal Accounting Officer)
    (Lester J. Stephens, Jr.)

                                                        EXHIBIT INDEX

                                                                                               LOCATION IN THIS
     EXHIBIT NO.                                         DESCRIPTION                              FORM 10-K
     -----------                                         -----------                          -----------------
EXHIBIT 3A                      Restated Certificate of Incorporation of the Company
                                (including certificates of designation, preferences and
                                rights of series of Preferred Stock) (incorporated by
                                reference to Exhibit (4) (r) to the Company's
                                Registration Statement on Form S-3, File No. 33-
                                58144, filed on February 11, 1993).

EXHIBIT 3B By-Laws of the Company (incorporated by reference to Exhibit (4) (b) to the Company's Registration
                                Statement on Form S-3, File No. 33-42366, filed on
                                August 21, 1991).

EXHIBIT 4 Rights Agreement dated as of February 15, 1989 be-tween the Company and the Bank, as Rights Agent
                                (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form 8-A dated
                                February 16, 1989).

EXHIBIT 10A The Chase Manhattan 1987 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10A to the Company's Annual Report on
                                Form 10-K for the year ended December 31, 1990).

EXHIBIT 10B                     The Chase Manhattan 1982 Long-Term Incentive
                                Plan, as amended (incorporated by reference to Exhibit 10A to the Company's Annual Report on
                                Form 10-K for the year ended December 31, 1986).

EXHIBIT 10C The Chase Manhattan Management Incentive Plan, as amended (incorporated by reference to Exhibit
                                10C to the Company's Annual Report on Form 10-K for the year ended December 31, 1991).

EXHIBIT 10D Supplemental Retirement Plan of the Bank, as amended (incorporated by reference to Exhibit 10G of the Company's Annual Report on Form 10-K for the year ended December 31, 1989).

EXHIBIT 10E                     Further Amendment to the Supplemental Retirement
                                Plan of the Bank (incorporated by reference to Exhibit 10G of the Company's Annual Report on
                                Form 10-K for the year ended December 31, 1990).

EXHIBIT 10F                     Supplemental Benefit Plan of the Bank, as amended
                                (incorporated by reference to Exhibit 10H of the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

EXHIBIT 10G                     TRA 86 Supplemental Benefit Plan of the Bank, as
                                amended (incorporated by reference to Exhibit 10I of
                                the Company's Annual Report on Form 10-K for the
                                year ended December 31, 1990).

                                                                                               LOCATION IN THIS
     EXHIBIT NO.                                         DESCRIPTION                               FORM 10-K
     -----------                                         -----------                           -----------------
EXHIBIT 10H                     Description of the Non-qualified Retirement Plan for
                                Non-officer Directors of the Company (incorporated
                                by reference to Exhibit 10J of the Company's Annual
                                Report on Form 10-K for the year ended December
                                31, 1990).

EXHIBIT 10I                     Terms and Provisions Governing the Deferral of
                                Chase Directors' Retainer and Fees, as amended, and
                                Description of Stock Retainer Arrangement for
                                Directors (incorporated by reference to Exhibit 10K
                                of the Company's Annual Report on Form 10-K for
                                the year ended December 31, 1990).

EXHIBIT 10J                     Forms of termination agreements entered into be-
                                tween the Company and certain of its officers (incor-
                                porated by reference to Exhibit 10L of the Company's
                                Annual Report on Form 10-K for the year ended
                                December 31, 1990).

EXHIBIT 10K                     Amended list of Executive Vice                                     Page 98
                                Presidents who have entered into
                                termination agreements with the
                                Company.

EXHIBIT 10L                     Special Severance Plan of the Company (incor-
                                porated by reference to Exhibit 10M of the Company's
                                Annual Report on Form 10-K for the year ended
                                December 31, 1990).

EXHIBIT 10M                     Agreement by and among Mr. Willard C. Butcher, the
                                Company and the Bank (incorporated by reference to Exhibit 10M of the Company's Annual Report on
                                Form 10-K for the year ended December 31, 1991).

EXHIBIT 10N                     Form of The Chase Manhattan Stock                                  Page 99
                                Option Program for Employees.

EXHIBIT 11                      Computation of Earnings                                            Page 103
                                Per Common Share.

EXHIBIT 12                      Computation of Ratios of                                           Page 104
                                Earnings to Fixed Charges.

EXHIBIT 21                      Subsidiaries of the Company.                                       Page 105

EXHIBIT 23                      Consent of Independent                                             Page 57
                                Accountants.

EXHIBIT 24                      Power of Attorney.                                                 Page 106





     97