Form 10-Q
period 1994-03-31
CHASE MANHATTAN CORP
filed 1994-05-16
CIK 19489

                     SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended:  March 31, 1994

                                       OR

            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                Commission file number:  1-5945

                        THE CHASE MANHATTAN CORPORATION

             (Exact name of registrant as specified in its charter)


          Delaware                                       13-2633613

(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification No.)


1 Chase Manhattan Plaza, New York, New York                  10081

 (Address of principal executive offices)                  (Zip Code)


                                 (2l2) 552-2222
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No     .
                                                   ------    ----
        The number of shares outstanding of the registrant's common stock was 184,797,798 at March 31, 1994.

                        Exhibit Index Located on Page 38

The Chase Manhattan Corporation
March 31, 1994 Form 10-Q

TABLE OF CONTENTS

PART I.          FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

Item 1.          FINANCIAL STATEMENTS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

                 The Chase Manhattan Corporation and Subsidiaries:
                 Consolidated Statement of Condition  . . . . . . . . . . . . . . . . . . . . . . . . . .   4
                 Consolidated Statement of Income   . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
                 Consolidated Statement of Changes in Stockholders' Equity  . . . . . . . . . . . . . . .   6
                 Consolidated Statement of Cash Flows   . . . . . . . . . . . . . . . . . . . . . . . . .   7
                 Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . .   9

                 Comparative Financial Information:
                 Financial Ratios   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
                 Stockholder Data   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
                 The Chase Manhattan Bank, N.A. and Subsidiaries Consolidated
                     Statement of Condition . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26
                 Average Balances, Interest and Average Rates -  Taxable Equivalent   . . . . . . . . . .  27
                 Investment Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  31
                 Average Loan Balances  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33
                 Analysis of Credit Loss Experience   . . . . . . . . . . . . . . . . . . . . . . . . . .  33
                 Intermediate- and Long-Term Debt   . . . . . . . . . . . . . . . . . . . . . . . . . . .  34
                 Consolidated Statement of Income (Five Quarters)   . . . . . . . . . . . . . . . . . . .  35

PART II.         OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36

Item 6.          EXHIBITS AND REPORTS ON FORM 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . .  36

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38

PART I. -- FINANCIAL INFORMATION

Item 1.  Financial Statements
The Consolidated Statement of Condition of The Chase Manhattan Corporation (the Company) and its subsidiaries (the Corporation or Chase) at March 31, 1994, December 31, 1993 and March 31, 1993, the Consolidated Statement of Income for the quarters ended March 31, 1994 and 1993, the Consolidated Statement of Changes in Stockholders' Equity for the quarters ended March 31, 1994 and 1993 and the Consolidated Statement of Cash Flows for the quarters ended March 31, 1994 and 1993 are set forth on the following pages.

   The interim consolidated financial statements are unaudited. However, in the opinion of Management, all adjustments, consisting only of normal recurring accruals, necessary for the fair presentation of the financial position, results of operations and cash flows for such periods, have been made. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (the 1993 Annual Report). Prior periods' financial statements have been reclassified to conform with the current financial statement presentations.

   Throughout this report, the term Corporation refers to The Chase Manhattan Corporation and its direct and indirect subsidiaries, including the following mentioned in this report: The Chase Manhattan Bank, N.A. (the Bank), The
Chase Manhattan Bank (USA) (Chase USA) and The Chase Manhattan Bank of Maryland (Chase Maryland). The term banking subsidiaries, as used in this report, includes any of the following commercial banks: the Bank, Chase USA, The Chase Manhattan Bank of Connecticut, N.A., Chase Maryland, The Chase Manhattan Bank of Florida, N.A. and Chase Bank of Arizona (Chase Arizona). The term Bank, as used in this report, refers to The Chase Manhattan Bank, N. A. and its subsidiaries, including Chase Manhattan Overseas Banking Corporation, which holds investments in overseas commercial banking and financial services subsidiaries. The term nonbanking subsidiaries, as used in this report, refers to subsidiaries of the Company not chartered as commercial banks that are engaged in investment banking, mortgage banking, commercial and consumer financing and other financial services.

Consolidated Statement of Condition
The Chase Manhattan Corporation and Subsidiaries

                                                                                      March 31,      December 31,       March 31,
($ in millions)                                                                         1994             1993             1993
                                                                                    ------------    --------------     -----------
Assets
Cash and Due from Banks  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  4,483         $  6,068         $  4,825
Interest-Bearing Deposits Placed with Banks  . . . . . . . . . . . . . . . . . .         5,054            5,309            5,512
Federal Funds Sold and Securities Purchased Under Resale Agreements  . . . . . .         6,556            6,586            5,221
Trading Account Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18,247            6,933            3,754
Investment Securities:
   Held to Maturity (Market Value of $1,354, $1,417 and $1,485,
     Respectively) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,345            1,384            1,446
   Available for Sale Carried at Fair Value  . . . . . . . . . . . . . . . . . .         6,415            7,690               --
   At Lower of Cost or Market (Market Value of $5,305) . . . . . . . . . . . . .            --               --            4,925
                                                                                       -------          -------          -------
     Total Investment Securities . . . . . . . . . . . . . . . . . . . . . . . .         7,760            9,074            6,371
Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        61,635           60,493           59,474
   Less: Reserve for Possible Credit Losses  . . . . . . . . . . . . . . . . . .         1,429            1,425            1,912
                                                                                       -------          -------          -------
     Loans, Net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        60,206           59,068           57,562
Assets Held for Accelerated Disposition  . . . . . . . . . . . . . . . . . . . .           121              222            1,024
Customers' Liability on Acceptances  . . . . . . . . . . . . . . . . . . . . . .           705              689              763
Accrued Interest Receivable  . . . . . . . . . . . . . . . . . . . . . . . . . .           917              871              891
Premises and Equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,791            1,782            1,897
Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,752            5,501            6,251
                                                                                       -------          -------          -------
       Total Assets                                                                   $112,592         $102,103          $94,071
                                                                                       -------          -------          -------
Liabilities, Redeemable Preferred Stock and Stockholders' Equity
Deposits:
   Domestic Offices:
     Noninterest-Bearing . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 11,429         $ 14,217          $11,111
     Interest-Bearing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        26,288           27,648           27,935
   Overseas Offices:
     Noninterest-Bearing . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,882            2,473            2,022
     Interest-Bearing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        28,027           27,171           23,685
                                                                                       -------          -------          -------
       Total Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        68,626           71,509           64,753
Federal Funds Purchased and Securities Sold Under Repurchase
  Agreements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8,345            7,890            5,736
Commercial Paper . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,499            1,465            1,333
Other Short-Term Borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . .         2,892            1,813            2,151
Trading Account Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . .        11,263               --               --
Acceptances Outstanding  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           715              696              768
Accrued Interest Payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .           441              416              562
Accounts Payable, Accrued Expenses and Other Liabilities . . . . . . . . . . . .         5,148            4,551            5,239
Intermediate- and Long-Term Debt . . . . . . . . . . . . . . . . . . . . . . . .         5,509            5,641            6,689
                                                                                       -------          -------          -------
       Total Liabilities                                                               104,438           93,981           87,231
                                                                                       -------          -------          -------
Redeemable Preferred Stock (Without Par Value, None and
  530,369 Shares Outstanding, Respectively)  . . . . . . . . . . . . . . . . . .            --               --               53
                                                                                       -------          -------          -------
Stockholders' Equity:
   Nonredeemable Preferred Stock (Without Par Value, 51,439,738, . . . . . . . .
     51,439,738 and 56,439,738 Shares Outstanding, Respectively) . . . . . . . .         1,399            1,399            1,649
   Common Stock ($2.00 Par Value):
                                    3/31/94         12/31/93         3/31/93
                                -----------      -----------     -----------
     Number of Shares:
       Authorized               500,000,000      500,000,000     500,000,000
       Outstanding              184,797,798      184,290,491     157,535,548               370              369              315
   Surplus                                                                               3,935            3,922            3,205
   Net Unrealized Gains on Investment Securities--Available for Sale                        10              264               --
   Retained Earnings                                                                     2,440            2,168            1,618
                                                                                       -------          -------          -------
       Total Stockholders' Equity                                                        8,154            8,122            6,787
                                                                                       -------          -------          -------
       Total Liabilities, Redeemable Preferred Stock and Stockholders' Equity         $112,592         $102,103          $94,071
                                                                                       -------          -------          -------

The accompanying notes on pages 8 and 9 are an integral part of the financial statements.

Consolidated Statement of Income
The Chase Manhattan Corporation and Subsidiaries

                                                                                                         Quarter Ended March 31,
                                                                                                     -------------------------------
($ in millions, except per common share data)                                                             1994            1993
                                                                                                         ------          ------
Interest Revenue
Interest and Fees on Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $1,301          $1,528
Interest on Deposits Placed with Banks  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             130             148
Interest and Dividends on Investment Securities:
  Held to Maturity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              41              42
  Available for Sale  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             165              --
  At Lower of Cost or Market  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --             133
Interest on Federal Funds Sold and Securities Purchased Under Resale Agreements . . . . . . . .             326             258
Interest on Trading Account Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             119              52
                                                                                                          -----           -----
    Total Interest Revenue                                                                                2,082           2,161
                                                                                                          -----           -----
Interest Expense
Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             525             539
Federal Funds Purchased and Securities Sold Under Repurchase Agreements . . . . . . . . . . . .             124             138
Commercial Paper  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              13              10
Other Short-Term Borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             393             275
Intermediate- and Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              76             151
                                                                                                          -----           -----
    Total Interest Expense                                                                                1,131           1,113
                                                                                                          -----           -----
Net Interest Revenue                                                                                        951           1,048
Provision for Possible Credit Losses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             160             360
Provision for Loans Held for Accelerated Disposition  . . . . . . . . . . . . . . . . . . . . .              --             566
                                                                                                          -----           -----
Net Interest Revenue After Provisions for Possible Credit Losses
  and Loans Held for Accelerated Disposition  . . . . . . . . . . . . . . . . . . . . . . . . .             791             122
                                                                                                          -----           -----
Other Operating Revenue
Fees and Commissions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             446             367
Foreign Exchange Trading Revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              85             103
Trading Account Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              94              72
Investment Securities Gains . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              79               6
Other Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             149             110
                                                                                                          -----           -----
    Total Other Operating Revenue                                                                           853             658
                                                                                                          -----           -----
Other Operating Expenses
Salaries and Employee Benefits:
  Salaries  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             415             377
  Employee Benefits   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             129             125
                                                                                                          -----           -----
                                                                                                            544             502
Net Occupancy . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             100             106
Equipment Rentals, Depreciation and Maintenance . . . . . . . . . . . . . . . . . . . . . . . .              71              71
Provision for Other Real Estate Held for Accelerated Disposition  . . . . . . . . . . . . . . .              --             318
Other Expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             342             304
                                                                                                          -----           -----
    Total Other Operating Expenses                                                                        1,057           1,301
                                                                                                          -----           -----
Income (Loss) Before Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             587            (521)
Applicable Income Taxes (Benefits)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             223            (174)
                                                                                                          -----           -----
Income (Loss) Before Cumulative Effect of Change in Accounting Principle                                    364            (347)
Cumulative Effect of Change in Accounting Principle--Adoption of SFAS 109 . . . . . . . . . . .              --             500
                                                                                                          -----           -----
Net Income                                                                                               $  364          $  153
                                                                                                          -----           -----
Net Income Applicable to Common Stock                                                                    $  333          $  117
                                                                                                          -----           -----
Average Common and Common Equivalent Shares Outstanding (in millions) . . . . . . . . . . . . .           185.4           157.6
Primary Earnings (Loss) Per Common Share, Before Cumulative Effect of Change in
  Accounting Principle, Based on Average Shares Outstanding   . . . . . . . . . . . . . . . . .          $ 1.80          $(2.43)
Cumulative Effect of Change in Accounting Principle--Adoption of SFAS 109 . . . . . . . . . . .              --            3.17
                                                                                                          -----           -----
Primary Earnings Per Common Share . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 1.80          $ 0.74
                                                                                                          -----           -----
Cash Dividends Declared Per Common Share  . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 0.33          $ 0.30
                                                                                                          -----           -----

The accompanying notes on pages 8 and 9 are an integral part of the financial statements.

Consolidated Statement of Changes in Stockholders' Equity
The Chase Manhattan Corporation and Subsidiaries

                                                                                                         Quarter Ended March 31,
                                                                                                     -------------------------------
($ in millions)                                                                                           1994           1993
                                                                                                         ------         ------
Nonredeemable Preferred Stock
Balance at Beginning of Year (51,439,738 and 49,539,738  Shares, Respectively)  . . . . . . . .          $1,399         $1,477
   Issuance of Preferred Stock Series M (6,900,000 Shares)  . . . . . . . . . . . . . . . . . .              --            172
                                                                                                          -----          -----
Balance at End of Period (51,439,738 and 56,439,738 Shares, Respectively)                                 1,399          1,649
                                                                                                          -----          -----
Common Stock
Balance at Beginning of Year (184,290,491 and 156,096,382  Shares, Respectively)  . . . . . . .             369            312
   Shares Issued Pursuant to Dividend Reinvestment and Stock Purchase Plan
     (214,761 and 1,100,746 Shares, Respectively) . . . . . . . . . . . . . . . . . . . . . . .              --              2
   Shares Issued Pursuant to Stock Option and Incentive Plans (292,229 and 338,420 Shares,
     Respectively)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1              1
   Shares Issued Pursuant to Stock Warrants (317 Shares and No Shares, Respectively)  . . . . .              --             --
                                                                                                          -----          -----
Balance at End of Period (184,797,798 and 157,535,548 Shares, Respectively)                                 370            315
                                                                                                          -----          -----
Surplus
Balance at Beginning of Year  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,922          3,174
   Shares Issued Pursuant to Dividend Reinvestment and Stock Purchase Plan  . . . . . . . . . .               7             31
   Shares Issued Pursuant to Stock Option and Incentive Plans . . . . . . . . . . . . . . . . .               6              6
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --             (6)
                                                                                                          -----          -----
Balance at End of Period                                                                                  3,935          3,205
                                                                                                          -----          -----
Net Unrealized Gains on Investment Securities--Available for Sale
Balance at Beginning of Year  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             264             --
   Net Unrealized Losses on Investment Securities--Available for Sale (Net of Deferred Tax
     Benefits of $175)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (254)            --
                                                                                                          -----          -----
Balance at End of Period                                                                                     10             --
                                                                                                          -----          -----
Retained Earnings
Balance at Beginning of Year  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,168          1,548
   Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             364            153
   Cash Dividends:
     Redeemable Preferred Stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --             (1)
     Nonredeemable Preferred Stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (31)           (35)
     Common Stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (61)           (47)
                                                                                                          -----          -----
Balance at End of Period (Includes Foreign Exchange Translation Adjustments of $12 and $13,
  Respectively)                                                                                           2,440          1,618
                                                                                                          -----          -----
Total Stockholders' Equity                                                                               $8,154         $6,787
                                                                                                          -----          -----

The accompanying notes on pages 8 and 9 are an integral part of the financial statements.

Consolidated Statement of Cash Flows
The Chase Manhattan Corporation and Subsidiaries

                                                                                                         Quarter Ended March 31,
                                                                                                     -------------------------------
($ in millions)                                                                                           1994             1993
                                                                                                         -------         -------
Cash Flows from Operating Activities:
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $   364         $   153
Adjustments to Reconcile Net Income to Net Cash Provided  by Operating Activities:
  Cumulative Effect of Change in Accounting Principle--Adoption of SFAS 109   . . . . . . . . .               --            (500)
  Provision for Possible Credit Losses  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              160             360
  Provision for Loans Held for Accelerated Disposition  . . . . . . . . . . . . . . . . . . . .               --             566
  Provision for Other Real Estate Held for Accelerated Disposition  . . . . . . . . . . . . . .               --             318
  Depreciation and Amortization of Premises and Equipment   . . . . . . . . . . . . . . . . . .               67              63
  Accretion and Amortization  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               30              40
  Other Real Estate Valuation Losses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               45              31
  Deferred Income Taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (47)           (348)
  Net Gains on Sales of Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (220)           (116)
Net (Increase) Decrease in Operating Assets:
  Trading Account Assets and Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .              (29)          1,047
  Accrued Interest Receivable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (46)             84
  Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (724)            429
Net Increase (Decrease) in Operating Liabilities:
  Accrued Interest Payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               25             (15)
  Accounts Payable, Accrued Expenses and Other Liabilities  . . . . . . . . . . . . . . . . . .              439             803
Other--Net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (112)             48
                                                                                                           -----           -----
      Net Cash Provided by Operating Activities                                                              (48)          2,963
                                                                                                           -----           -----
Cash Flows from Investing Activities:
Net Decrease in Interest-Bearing Deposits Placed with Banks . . . . . . . . . . . . . . . . . .              315             249
Net (Increase) Decrease in Federal Funds Sold and Securities Purchased Under Resale Agreements                30          (1,031)
Investment Securities--Held to Maturity:
  Payments for Purchases  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (158)           (172)
  Proceeds from Maturities, Calls and Prepayments   . . . . . . . . . . . . . . . . . . . . . .              203             147
Investment Securities--Available for Sale Carried at Fair Value:
  Payments for Purchases  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,845)             --
  Proceeds from Sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,383              --
  Proceeds from Maturities, Calls and Prepayments   . . . . . . . . . . . . . . . . . . . . . .              451              --
Investment Securities--At Lower of Cost or Market:
  Payments for Purchases  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --          (1,986)
  Proceeds from Sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --           1,055
  Proceeds from Maturities, Calls and Prepayments   . . . . . . . . . . . . . . . . . . . . . .               --             758
Loans:
  Net Increase in Loans Made to Customers   . . . . . . . . . . . . . . . . . . . . . . . . . .           (5,190)         (1,073)
  Payments for Purchases  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (679)            (69)
  Proceeds from Sales and Securitizations   . . . . . . . . . . . . . . . . . . . . . . . . . .            4,662           2,324
Proceeds from Sales and Repayments of Assets Held for Accelerated Disposition . . . . . . . . .              153              --
Net Purchases of Premises and Equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (76)           (102)
                                                                                                           -----           -----
      Net Cash Provided by Investing Activities                                                              249             100
                                                                                                           -----           -----
Cash Flows from Financing Activities:
Net Decrease in Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (3,149)         (2,509)
Net Increase (Decrease) in Federal Funds Purchased and Securities Sold Under Resale Agreements               455          (1,216)
Net Increase in Commercial Paper  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               34             188
Net Increase in Other Short-Term Borrowings . . . . . . . . . . . . . . . . . . . . . . . . . .            1,054             392
Intermediate- and Long-Term Debt:
  Proceeds from Issuance  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              150             267
  Repayments    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (273)           (488)
Stockholders' Equity:
  Cash Dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (92)            (83)
  Proceeds from Issuance of Nonredeemable Preferred Stock   . . . . . . . . . . . . . . . . . .               --             166
  Proceeds from Issuance of Common Stock  . . . . . . . . . . . . . . . . . . . . . . . . . . .               14              39
                                                                                                           -----           -----
      Net Cash Used by Financing Activities                                                               (1,807)         (3,244)
                                                                                                           -----           -----
Effect of Exchange Rate Changes on Cash                                                                       21              (2)
                                                                                                           -----           -----
      Net Decrease in Cash and Due from Banks                                                             (1,585)           (183)
Cash and Due from Banks at Beginning of Year                                                               6,068           5,008
                                                                                                           -----           -----
Cash and Due from Banks at End of Period                                                                 $ 4,483         $ 4,825
                                                                                                           -----           -----
Cash Paid for:
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 1,106         $ 1,129
  Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               13              18
Noncash Investing and Financing Activities:
  Net Loan Transfers to Other Real Estate   . . . . . . . . . . . . . . . . . . . . . . . . . .          $    18         $   273
                                                                                                           -----           -----

The accompanying notes on pages 8 and 9 are an integral part of the financial statements.

Notes To Consolidated Financial Statements
The Chase Manhattan Corporation and Subsidiaries

NOTE 1.  REGULATORY LIMITATIONS
The Company's ability to pay dividends on its preferred and common stock is derived from several sources, including, among other sources, dividends from the Bank, Chase USA, Chase Maryland and the Company's nonbanking subsidiaries. As discussed below, the ability of the Company's banking subsidiaries to pay dividends is subject to certain restrictions. On April 19, 1994, the Board of Directors of the Company declared a quarterly dividend of $.33 per common share, payable on May 16, 1994.
   As more fully explained on page 71 of the 1993 Annual Report, national banks are subject to various legal limitations on the amount of dividends that may be paid to their stockholders. Under these limitations, a national bank may not pay a dividend in an amount greater than its net profits then on hand after deducting therefrom its losses and bad debts. For this purpose, "bad debts" is defined to include generally the principal amount of matured loans which are in arrears with respect to payment of interest for six months or more and "net profits" has been construed by the Comptroller of the Currency to mean retained earnings plus that portion of a bank's capital surplus which was transferred from retained earnings. Generally, a debt is considered "matured" when all or a part of the principal is due and payable as a result of demand, arrival of a stated maturity date, or acceleration by contract or operation of law. The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds such bank's net profits for that year, combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus. The payment of dividends by bank holding companies and their banking subsidiaries may also be limited by other factors, including applicable regulatory capital guidelines and leverage limitations.
   At March 31, 1994, under the more restrictive of these limitations, the Bank could declare dividends during the remainder of 1994 of approximately $1 billion, combined with an additional amount equal to its retained net profits from March 31, 1994 up to the date of any dividend declaration. Under applicable state and federal laws, Chase USA and Chase Maryland could declare dividends during the remainder of 1994 of approximately $910 million and $1 million, respectively, combined with an additional amount equal to their respective retained net profits from March 31, 1994 up to the date of any dividend declaration.
   Various rules and regulations have been promulgated by the federal banking agencies pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). Chase expects that these rules and regulations will result in increased costs to the Company, the Bank and their affiliates; however, based upon its assessment of the overall impact of these rules and regulations, Chase does not expect any of them to have a material effect on its operations. At March 31, 1994, the capital ratios of all of the Company's banking subsidiaries exceeded the minimum capital ratios required of a "well capitalized" institution as defined in the prompt corrective action rule under FDICIA.
   Further rules proposed or to be proposed under FDICIA, governing such matters as operational and managerial standards and capital requirements, are expected to be finalized and become effective in 1994. Until the various regulations are adopted in final form, however, it is difficult to assess how they will impact Chase's financial condition or operations.

NOTE 2.  TRADING ACCOUNT--ADOPTION OF FASB INTERPRETATION 39
Chase adopted Financial Accounting Standards Board (FASB) Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts" (FIN 39), on January 1, 1994. FIN 39 requires the fair value of certain financial contracts used in trading activities to be presented on a gross basis in the Statement of Condition, except for contracts executed with the same counterparty under legally enforceable master netting agreements, which can continue to be presented on a net basis. The adoption resulted in an increase in total Trading Account Assets and Trading Account Liabilities of approximately $10 billion. FIN 39 does not affect Chase's risk-based capital ratios but did result in decreases at March 31, 1994, in the common stockholders' equity ratio of 59 basis points to 6.00%, the total stockholders' equity ratio of 71 basis points to 7.24% and the Tier I leverage ratio of 72 basis points to 7.28%. In connection with the adoption of FIN 39, obligations to deliver securities sold but not yet purchased, previously reported as Accounts Payable, Accrued Expenses and Other Liabilities, are now reported as Trading Account Liabilities.
   The criteria for legally enforceable master netting agreements are currently under review by the FASB, the outcome of which may impact the amount of contracts that may be presented on a net basis.

NOTE 3.  SUBSEQUENT EVENTS

On April 15, 1994, pursuant to the Brazilian restructuring, Chase exchanged its eligible Brazilian loans for Brazilian Brady bonds. The exchange is expected to have a positive impact on Chase's financial condition, beginning in the second quarter of 1994.
   On April 29, 1994, the Company completed the sale of Chase Arizona and its subsidiary, Chase Trust Company of Arizona, to First Interstate Bank of Arizona, N.A. for an amount in excess of its carrying value.
   On May 9, 1994, the Company issued 9,100,000 shares of Series N
Adjustable Rate Preferred Stock with a stated value of $25 per share for a total outstanding amount of $227,500,000. Dividends on the shares, at a floating rate, are payable quarterly and are cumulative. The shares are not redeemable prior to June 30, 1999. On or after such date, the shares are redeemable, as a whole or in part, at the option of the Company at $25 per share, plus accrued and unpaid dividends to the redemption date. The Company intends to use the net proceeds from the sale of these shares for general corporate purposes, which may include the redemption of certain of the Company's outstanding preferred stock, repayment of outstanding indebtedness of the Company and advances to, or investments in, banking and nonbanking subsidiaries of the Company.

   On May 10, 1994, the Company announced its intention to redeem all 4,539,738 shares of its Series F Floating Rate Preferred Stock with a stated value of $50 per share for a total outstanding amount of approximately $227,000,000. The redemption price is $50 per share plus accrued dividends from June 1, 1994 to the redemption date of July 15, 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INDEX
Earnings Analysis
    Overview  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
    Net Interest Revenue - Taxable Equivalent Basis   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
    Provision for Possible Credit Losses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
    Other Operating Revenue   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11
    Other Operating Expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11
    Provision for Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12
Credit Risk Management
    Loan Composition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12
    Domestic Commercial Real Estate Loans   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12
    Consumer Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
    Reserve for Possible Credit Losses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14
    Net Loan Charge-offs and Annualized Credit Loss Experience Ratios   . . . . . . . . . . . . . . . . . . . . 14
    Nonaccrual, Restructured and Past Due Outstandings and Domestic Other Real Estate Acquired  . . . . . . . . 15
Asset/Liability Management
    Investment Securities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18
    Liquidity Risk Management   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18
    Interest Rate Risk Management   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19
Capital Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21
Trading Activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23
Fair Value Disclosures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24


EARNINGS ANALYSIS

EARNINGS SUMMARY AND SELECTED FINANCIAL RATIOS


                                                                                                First Quarter
                                                                                          --------------------------
($ in millions, except per share data)                                                     1994                1993
                                                                                          ------              ------
Net Interest Revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $  951              $1,048
Provision for Possible Credit Losses  . . . . . . . . . . . . . . . . . . . . .              160                 360
Provision for Loans Held for Accelerated Disposition  . . . . . . . . . . . . .               --                 566
Other Operating Revenue:
  Fees and Commissions  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              446                 367
  Other Revenue   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              407                 291
Other Operating Expenses:
  Provision for Other Real Estate Held for Accelerated Disposition  . . . . . .               --                 318
  Other Operating Expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .            1,057                 983
                                                                                           -----               -----
Income (Loss) Before Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .              587                (521)
Applicable Income Taxes (Benefits)  . . . . . . . . . . . . . . . . . . . . . .              223                (174)
                                                                                           -----               -----
Income (Loss) Before Cumulative Effect of Change in
  Accounting Principle                                                                       364                (347)
Cumulative Effect of Change in Accounting Principle --
  Adoption of SFAS 109  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --                 500
                                                                                           -----               -----
Net Income                                                                                $  364              $  153
                                                                                           -----               -----
Selected Financial Ratios
  Net Income Per Common Share . . . . . . . . . . . . . . . . . . . . . . . . .           $ 1.80              $  .74
  Return on Average Common Stockholders' Equity . . . . . . . . . . . . . . . .             20.2%                9.3%
  Return on Average Total Assets  . . . . . . . . . . . . . . . . . . . . . . .             1.28%                .62%
Book Value (Period End)
  Common Stockholders' Equity per Common Share  . . . . . . . . . . . . . . . .           $36.55              $32.61
                                                                                           -----               -----

OVERVIEW

The Corporation reported first quarter 1994 net income of $364 million ($1.80 per share), up 138% from the $153 million ($.74 per share) reported for the first quarter of 1993.
First quarter results included:
 o return on assets and return on common equity of 1.28% and 20.2%, respectively;
 o   a net interest margin of 4.17%;
 o growth in fees and commissions: up 22% over the same period last year, with increases in all categories;
 o   trading revenue of $179 million;
 o   equity gains realized in Chase's merchant banking activities; and
 o   provision for possible credit losses of $160 million.

NET INTEREST REVENUE -- TAXABLE EQUIVALENT BASIS

Net interest revenue, on a taxable equivalent basis, was $958 million for the first quarter of 1994, compared with $1,056 million for the first quarter of 1993. Excluding first quarter 1993 interest revenue of $142 million from the sale of Brazilian past due interest (PDI) bonds, net interest revenue for the first quarter of 1994 increased by $44 million, or 5%, from the same period last year. Net interest margin was 4.17%, compared with 4.94% (4.28% excluding Brazilian PDI bonds) reported for the first quarter of 1993. Average interest-earning assets were $93.1 billion, compared with $86.7 billion for the same period last year. Average loans decreased to $61.3 billion for the current quarter from the $62.1 billion level reported for the first quarter of 1993, primarily due to the reductions in commercial real estate and refinancing countries loans, which were partially offset by increases in consumer loans.

NET INTEREST REVENUE AND INTEREST RATE SPREADS--TAXABLE EQUIVALENT BASIS*


                                                                                        First Quarter
                                                                   ---------------------------------------------------------------
                                                                           1994                                1993
                                                                   ---------------------------------------------------------------
($ in millions)                                                      Amount         Rate                 Amount          Rate
                                                                   ---------------------------------------------------------------

Interest Earned . . . . . . . . . . . . . . . . . . . .              $2,089         9.10%                $2,169         10.15%
Interest Paid . . . . . . . . . . . . . . . . . . . . .               1,131         5.86                  1,113          6.11
                                                                      -----         ----                  -----         -----
Net Interest Revenue                                                 $  958         3.24%                $1,056          4.04%
- - --as a % of Average Gross Interest-Earning Assets **                                4.17%                                4.94%

                                                                      -----         ----                  -----         -----

 * Net interest revenue is the amount by which interest revenue from interest-earning assets exceeds the interest expense appplicable to interest-bearing liabilities. Taxable equivalency adjusts interest revenue which is fully or partially exempt from income taxes to an amount equivalent to an amount of interest revenue which would be fully taxable. Net interest revenue on a taxable equivalent basis as a percentage of average gross interest-earning assets, yields a ratio described as the net interest margin. Net interest revenue, on a taxable equivalent basis, was higher by $7 million and $8 million for the first quarter of 1994 and 1993, respectively, than comparable net interest revenue amounts reported on a financial statement basis. Taxable equivalent amounts have been adjusted (by applying a combined U.S. federal, state and local income tax rate of approximately 41%) to recognize the differential between interest revenue that is fully or partially exempt from income taxes and interest revenue that is fully taxable.
**  See pages 27 and 29 for components of Average Gross Interest-Earning
    Assets.


PROVISION FOR POSSIBLE CREDIT LOSSES

The provision for possible credit losses was $160 million, or $35 million lower than the fourth quarter of 1993 and $200 million lower than the first quarter of 1993, excluding domestic commercial real estate assets held for accelerated disposition. See Credit Risk Management section starting on page 12 for a discussion of the Reserve for Possible Credit Losses and asset quality.

OTHER OPERATING REVENUE

                                                                                            First Quarter
                                                                                    ----------------------------
($ in millions)                                                                       1994               1993
                                                                                     ------             ------
Fees and Commissions:
  Consumer Banking . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $144               $117
  Trust and Fiduciary  . . . . . . . . . . . . . . . . . . . . . . . . . . .           142                107
  Investment Banking . . . . . . . . . . . . . . . . . . . . . . . . . . . .            47                 38
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           113                105

                                                                                       ---                ---
  Total Fees and Commissions                                                           446                367
                                                                                       ---                ---
All Other Operating Revenue:
  Foreign Exchange Trading . . . . . . . . . . . . . . . . . . . . . . . . .            85                103
  Trading Account  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            94                 72
  Investment Securities Gains  . . . . . . . . . . . . . . . . . . . . . . .            79                  6
  Corporate Finance-Related Equity Investment Gains  . . . . . . . . . . . .            84                 76
  Accelerated Disposition Portfolio Gains  . . . . . . . . . . . . . . . . .            53                 --
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            12                 34
                                                                                       ---                ---
Total Other Operating Revenue                                                         $853               $658
                                                                                       ---                ---

Total other operating revenue for the first quarter of 1994 was up $195 million, or 30%, from the same period of 1993, primarily due to higher levels of fee revenue, accelerated disposition portfolio gains and investment securities gains.
   Fees and commissions were $446 million for the first quarter of 1994, up
22%, reflecting increases in all categories of fee revenue compared to the same period last year. Total consumer banking fees, including credit card and mortgage banking fees, increased 23% over the same period last year.
During the first quarter of 1994, mortgage interest rates continued to increase, resulting in a significant decline in refinancing activity compared with the high level experienced in 1993. As a result, there were no accelerated writedowns of mortgage servicing assets for the first quarter of 1994 compared with $34 million in the first quarter of 1993.
   Fee revenue from trust and fiduciary activities increased 33% due to increased transaction volume and continued growth in trust and custody assets in both the Transaction and Information Services and Global Private Banking units. Investment banking fee revenue from global corporate finance activities increased 24% over the same period last year due to improved transaction volume.
   During the first quarter of 1994, corporate finance-related equity gains resulted from several significant merchant banking transactions, continuing the strong pace of last year. While Chase expects to continue to realize gains from these sources, such gains for the remainder of 1994 may not continue at these levels. Further liquidation of real estate assets held for accelerated disposition and sales of Brady bonds in the Investment Securities Available for Sale portfolio yielded gains of $53 million and $71 million, respectively.
   Total trading revenue was $179 million, slightly higher than the revenue reported for the same period last year. Chase experienced generally good customer demand for derivative products and foreign exchange transactions.
In addition, substantial revenue was realized in the earlier part of the quarter from reducing emerging markets trading positions, partially offset by the effects of the decline in market values during the latter part of the quarter. For more information, see the Trading Activities section on page 23.

OTHER OPERATING EXPENSES

                                                                                            First Quarter
                                                                                    ----------------------------
($ in millions)                                                                       1994               1993
                                                                                     ------             ------
Salaries and Employee Benefits  . . . . . . . . . . . . . . . .                      $  544             $  502
Net Occupancy . . . . . . . . . . . . . . . . . . . . . . . . .                         100                106
Equipment Rentals, Depreciation and Maintenance . . . . . . . .                          71                 71
Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         342                304
                                                                                      -----              -----
  Subtotal                                                                            1,057                983
                                                                                      -----              -----
Provision For Other Real Estate Held For Accelerated Disposition                         --                318
                                                                                      -----              -----
Total Other Operating Expenses                                                       $1,057             $1,301
                                                                                      -----              -----

Total operating expenses were $1,057 million for the first quarter of 1994 and $1,301 million for the first quarter of 1993, which included a $318 million provision for other real estate (ORE) held for accelerated disposition. Operating expenses for the first quarter of 1994 included $8 million applicable to the second quarter 1993 acquisition of Troy & Nichols, Inc. and $37 million of ORE expenses, including valuation losses, compared to $38 million for the first quarter of 1993. In addition, first quarter 1994 other operating expenses reflected the cost of funding business growth opportunities, particularly in Chase's global trading and capital markets activities, global securities servicing and national consumer products. Salaries and employee benefits also increased as a result of increased compensation accruals related to higher earnings.

PROVISION FOR INCOME TAXES

The provision for income taxes for the first quarter of 1994 was $223 million, representing an effective tax rate of 38%. For the first quarter of 1993, Chase recorded a net income tax benefit of $174 million. Excluding the tax benefits applicable to the special provisions for the accelerated disposition portfolio, Chase's first quarter 1993 tax provision would have been approximately $137 million. As previously reported on page 77 of the 1993 Annual Report, Chase adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," in the first quarter of 1993, which resulted in a $500 million net benefit reflected as a cumulative effect of a change in accounting principle.

CREDIT RISK MANAGEMENT

As further discussed on pages 38 and 39 of the 1993 Annual Report, Chase has established and implemented policies and procedures to actively manage credit risk, both on- and off-balance sheet. In comparison with March 31, 1993, the March 31, 1994 loan portfolio balances reflected growth in domestic consumer loans, which consists of loans secured by 1-4 family residential properties, home equity loans, credit card receivables, auto loans and other forms of installment loans. During the same period, domestic commercial real estate loans within the wholesale portfolio declined 38% to $2.8 billion and loans in overseas offices were reduced by $606 million to $17.4 billion, through sales, charge-offs, and the transfers to the investment securities available for sale portfolio and the trading account of approximately $1 billion of cross-border extensions of credit and Mexican Brady bonds and $418 million of cross-border extensions of credit, respectively, partially offset by new lending.
   All tables in this section exclude the accelerated disposition portfolio, unless otherwise noted.

LOAN COMPOSITION

                                                                               March 31,         December 31,             March 31,
($ in millions)                                                                     1994                 1993                  1993
                                                                               ---------         ------------             ---------
Domestic Offices:
  Wholesale   . . . . . . . . . . . . . . . . . . . . . . . . . .                $15,877              $15,599               $18,191
  Consumer  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 28,542               28,561                23,585
  Less: Unearned Discount and Fee Revenue   . . . . . . . . . . .                    185                  188                   309
                                                                                  ------               ------                ------
Total Domestic Offices                                                            44,234               43,972                41,467
                                                                                  ------               ------                ------
Overseas Offices:
  Wholesale   . . . . . . . . . . . . . . . . . . . . . . . . . .                 14,971               14,279                15,640
  Consumer  . . . . . . . . . . . . . . . . . . . . . . . . . . .                  2,477                2,283                 2,409
  Less: Unearned Discount and Fee Revenue   . . . . . . . . . . .                     47                   41                    42
                                                                                  ------               ------                ------
Total Overseas Offices                                                            17,401               16,521                18,007
                                                                                  ------               ------                ------
Total Loans                                                                      $61,635              $60,493               $59,474
                                                                                  ------               ------                ------

DOMESTIC COMMERCIAL REAL ESTATE LOANS BY GEOGRAPHIC REGION AND PROPERTY TYPE

                                                                         March 31, 1994                                December 31,
                                        ----------------------------------------------------------------------------
                                           Office        Other                                                                1993
($ in millions)                         Buildings  Commercial*    Residential        Land       Other**       Total          Total
                                        ------------------------------------------------------------------------------------------
New York City . . . . . . . . . . . . .      $149       $  129           $229        $ 20          $ 61      $  588         $  663
New York (Excluding New York City). . .       269          440            195          25           112       1,041          1,097
                                              ---        -----            ---         ---           ---       -----          -----
   Total New York . . . . . . . . . . .       418          569            424          45           173       1,629          1,760
Other Northeast . . . . . . . . . . . .       159          215             21          40            92         527            575
Southeast . . . . . . . . . . . . . . .        23           42              9           9            15          98            138
Midwest . . . . . . . . . . . . . . . .        29           62             12           1            13         117            136
Southwest/West. . . . . . . . . . . . .       148          229             30          57             6         470            490
                                              ---        -----            ---         ---           ---       -----          -----
Total at March 31, 1994                      $777       $1,117           $496        $152          $299      $2,841             --
                                              ---        -----            ---         ---           ---       -----          -----
Total at December 31, 1993                   $823       $1,246           $525        $187          $318          --         $3,099
                                              ---        -----            ---         ---           ---       -----          -----

 * Includes shopping centers and other commercial and industrial properties. ** Includes mixed use properties and working capital loans.


   Chase's domestic commercial real estate loan portfolio decreased to $2.8 billion from $3.1 billion and $4.6 billion at December 31, 1993 and March 31, 1993, respectively. The first quarter of 1994 reduction was the result of charge-offs of $64 million, transfers to ORE of $16 million and net repayments of outstanding loans of $178 million.

CONSUMER LOANS

                                                                         March 31,         December 31,             March 31,
($ in millions)                                                               1994                 1993                  1993
                                                                         ---------         ------------             ---------
Domestic Offices:
  Secured by 1-4 Family Residential Properties  . . . . . . . . . .        $14,086              $14,126               $10,343
  Credit Card   . . . . . . . . . . . . . . . . . . . . . . . . . .          6,174                6,426                 5,815
  Other Consumer  . . . . . . . . . . . . . . . . . . . . . . . . .          8,282                8,009                 7,427
                                                                            ------               ------                ------
Total Domestic Offices  . . . . . . . . . . . . . . . . . . . . . .         28,542               28,561                23,585
Overseas Offices  . . . . . . . . . . . . . . . . . . . . . . . . .          2,477                2,283                 2,409
                                                                            ------               ------                ------
Total Consumer Loans                                                       $31,019              $30,844               $25,994
                                                                            ------               ------                ------


Chase's domestic consumer loan portfolio at March 31, 1994 included approximately $356 million of loans secured by 1-4 family residential properties made by Troy & Nichols, Inc., which was acquired by Chase in the second quarter of 1993. Chase securitized $4.8 billion of residential mortgage loans from March 31, 1993 to March 31, 1994, of which $1.2 billion occurred in the first quarter of 1994. Such loans were held for sale and carried at the lower of cost or market. Included in the $28.5 billion of total domestic consumer loans at March 31, 1994 were approximately $1.9 billion of residential mortgage and other consumer loans that were held for sale. The net increase in domestic consumer loans from March 31, 1993 to March 31, 1994 was primarily due to increased demand for 1-4 family loans experienced during the second half of 1993 and the increased origination volume of automotive financings.
   As illustrated in the following table, the portfolio of domestic loans secured by 1-4 family residential properties is diversified by market, with the states of New York and California having the largest concentration of outstandings.

DOMESTIC LOANS SECURED BY 1-4 FAMILY RESIDENTIAL PROPERTIES BY GEOGRAPHIC
REGION

                                                                             March 31,                    December 31,
($ in millions)                                                                   1994                            1993
                                                                             ---------                    ------------
New York City  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   874                         $   902
New York (Excluding New York City) . . . . . . . . . . . . . . . . . . .         2,220                           2,256
                                                                                ------                          ------
  Total New York . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,094                           3,158
California . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,853                           3,534
Colorado . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           297                             312
Connecticut  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           810                             810
Florida  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           600                             814
Georgia  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           156                             139
Illinois . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           569                             572
Massachusetts  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           695                             475
New Jersey . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           772                             757
Ohio . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            95                             108
Pennsylvania . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           437                             444
Texas    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           607                             688
Washington, D.C./Metro . . . . . . . . . . . . . . . . . . . . . . . . .         1,140                           1,124
Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           961                           1,191
                                                                                ------                          ------
Total                                                                          $14,086                         $14,126
                                                                                ------                          ------

RESERVE FOR POSSIBLE CREDIT LOSSES

RECONCILIATION OF RESERVE FOR POSSIBLE CREDIT LOSSES


                                                                          First Quarter        Fourth Quarter         First Quarter
($ in millions)                                                                    1994                  1993                  1993
                                                                          -------------        --------------         -------------
Balance at Beginning of Period. . . . . . . . . . . . . . . . .                  $1,425                $1,916               $1,913
Additions:
  Provision for Possible Credit Losses Charged to Expense . . .                     160                   195                  360
  Provision for Loans Held for Accelerated Disposition. . . . .                      --                    --                  566
Deductions:
  Charge-Offs . . . . . . . . . . . . . . . . . . . . . . . . .                     203                   714                  263
  Recoveries. . . . . . . . . . . . . . . . . . . . . . . . . .                     (47)                  (35)                 (43)
                                                                                  -----                 -----                -----
  Net Loan Charge-Offs  . . . . . . . . . . . . . . . . . . . .                     156                   679                  220
Writedown of Loans Transferred to the Accelerated
  Disposition Portfolio . . . . . . . . . . . . . . . . . . . .                      --                    --                 (701)
Reserves of Disposed Subsidiaries and Other Adjustments . . . .                      --                    (7)                  (6)
                                                                                  -----                 -----                -----
Balance at End of Period                                                         $1,429                $1,425               $1,912
                                                                                  -----                 -----                -----

RESERVE FOR POSSIBLE CREDIT LOSSES RATIOS

($ in millions)                                                       March 31, 1994      December 31, 1993      March 31, 1993
                                                                      --------------      -----------------      --------------
Reserve for Possible Credit Losses  . . . . . . . . . . . . . .           $1,429               $1,425                $1,912
- - --As a % of Total Loans   . . . . . . . . . . . . . . . . . . .             2.32%                2.36%                 3.21%
- - --As a % of Nonaccrual Outstandings . . . . . . . . . . . . . .              134%                 135%                   67%
                                                                           -----                -----                 -----

NET LOAN CHARGE-OFFS AND ANNUALIZED CREDIT LOSS EXPERIENCE RATIOS

                                                                                            First Quarter
                                                                                 ----------------------------------
($ in millions)                                                                   1994                        1993
                                                                                  ----                        ----
Net Loan Charge-offs:
   Domestic:
     Consumer . . . . . . . . . . . . . . . . . . . . . . . . . .                 $ 94                        $103
     Commercial Real Estate . . . . . . . . . . . . . . . . . . .                   51                          91
     Commercial and Other . . . . . . . . . . . . . . . . . . . .                   11                          28
                                                                                   ---                         ---
Total Domestic                                                                     156                         222
                                                                                   ---                         ---
Total International                                                                 --                          (2)
                                                                                   ---                         ---
Total                                                                             $156                        $220
                                                                                   ---                         ---
Net Loan Charge-offs as a Percentage of Average Loans:
   Domestic:
     Consumer   . . . . . . . . . . . . . . . . . . . . . . . . .                 1.34%                       1.74%
     Commercial Real Estate . . . . . . . . . . . . . . . . . . .                 6.72                        5.72
     Commercial and Other . . . . . . . . . . . . . . . . . . . .                  .37                         .86
                                                                                  ----                        ----
Total Domestic Credit Loss Ratio                                                  1.45                        2.05
                                                                                  ----                        ----
Total International Credit Loss Ratio                                               --                        (.05)
                                                                                  ----                        ----
Total Credit Loss Ratio                                                           1.03%                       1.44%
                                                                                  ----                        ----

Net loan charge-offs for the first quarter of 1994 were $156 million, down $64 million from the first quarter of 1993. Domestic commercial real estate net loan charge-offs declined $40 million. For further details on the reserve for possible credit losses and net loan charge-offs, see Analysis of Credit Loss Experience on page 33.
   In May 1993, the FASB issued SFAS 114, "Accounting by Creditors for Impairment of a Loan," which is effective January 1, 1995, with early adoption permitted. In March 1994, the FASB issued a proposed amendment of SFAS 114, "Accounting by Creditors for Impairment of a Loan-Income Recognition," that would permit a creditor to use existing methods for recognizing interest income on impaired loans. Chase is studying the impact of adopting SFAS 114, including the proposed amendment, but does not expect it to have a material effect based on the loan portfolio and market conditions as of March 31, 1994.

NONACCRUAL, RESTRUCTURED AND PAST DUE OUTSTANDINGS AND DOMESTIC ORE ACQUIRED

NONACCRUAL AND RESTRUCTURED OUTSTANDINGS AND DOMESTIC ORE

                                                                               March 31,         December 31,            March 31,
($ in millions)                                                                     1994                 1993                 1993
                                                                               ---------         ------------            ---------
Domestic Outstandings:
  Commercial Real Estate  . . . . . . . . . . . . . . . . . . . . .               $  469               $  475               $1,061
  Commercial and Industrial   . . . . . . . . . . . . . . . . . . .                  195                  226                  425
  Financial Institutions  . . . . . . . . . . . . . . . . . . . . .                   19                   37                   46
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  185                  144                  175
                                                                                   -----                -----                -----
  Total Domestic Outstandings                                                        868                  882                1,707
                                                                                   -----                -----                -----
International Outstandings:
  Restructured Refinancing Countries  . . . . . . . . . . . . . . .                   69                   74                  996
  Commercial Real Estate  . . . . . . . . . . . . . . . . . . . . .                   11                   14                   22
  Commercial and Industrial   . . . . . . . . . . . . . . . . . . .                   45                   22                   53
  Financial Institutions  . . . . . . . . . . . . . . . . . . . . .                   51                   41                   48
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   24                   21                   30
                                                                                   -----                -----                -----
  Total International Outstandings                                                   200                  172                1,149
                                                                                   -----                -----                -----
Total Nonaccrual and Restructured Outstandings                                    $1,068               $1,054               $2,856
                                                                                   -----                -----                -----
Domestic ORE                                                                      $  810               $  895               $  738
                                                                                   -----                -----                -----
  As a % of Total Gross Assets:
    Nonaccrual and Restructured Outstandings                                         .94%                1.02%                2.98%
    Nonaccrual and Restructured Outstandings and Domestic ORE                       1.65                 1.88                 3.74
                                                                                   -----                -----                -----


The substantial decrease in nonaccrual and restructured outstandings at March 31, 1994, as compared with March 31, 1993 was due to repayments, charge-offs, transfers to accrual status, and the transfer at December 31, 1993 of certain refinancing countries outstandings to the trading account.
   Nonaccrual loans that have been restructured but remain in nonaccrual status amounted to $92 million, $107 million and $381 million at March 31, 1994, December 31, 1993 and March 31, 1993, respectively, and continue to be included in the preceding table.


RECONCILIATION OF NONACCRUAL AND RESTRUCTURED OUTSTANDINGS

($ in millions)
Balance at December 31, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $1,054
Additions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            262
Deductions:
  Repayments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             96
  Interest Applied to Principal   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             10
  Charge-offs   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             99
  Transfers to ORE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             18
  Transfers to Accrual Status   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             25
                                                                                                                       -----
Balance at March 31, 1994                                                                                             $1,068
                                                                                                                       -----

The increase in the negative impact on interest revenue for the first quarter of 1994, as shown in the following table, resulted primarily from the realization of $142 million due to the sale of Brazilian PDI bonds in the first quarter of 1993.


NEGATIVE (POSITIVE) IMPACT OF NONACCRUAL AND RESTRUCTURED OUTSTANDINGS*

                                                                                            First Quarter
                                                                                    ----------------------------
($ in millions)                                                                       1994               1993**
                                                                                     ------             ------
Interest Revenue That Would Have Been
   Recorded Under Original Terms . . . . . . . . . . . . . . . . . . . . . . .         $18              $  51
Interest Revenue Actually Realized . . . . . . . . . . . . . . . . . . . . . .           4                171
                                                                                        --                ---
Negative (Positive) Impact on Interest Revenue                                         $14              $(120)
                                                                                        --                ---

* Excludes the positive impact on interest revenue of accruing bonds that have been restructured pursuant to The Brady Proposals.
** Includes loans transferred to the accelerated disposition portfolio since they were transferred on March 31, 1993.


ACCRUING LOANS PAST DUE 90 DAYS OR MORE

                                                                               March 31,         December 31,             March 31,
($ in millions)                                                                     1994                 1993                  1993
                                                                               ---------         ------------             ---------
Domestic Loans:
  Consumer  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 $169                 $186                  $179
  Commercial Real Estate  . . . . . . . . . . . . . . . . . . . . .                   10                   42                    13
  Commercial and Other  . . . . . . . . . . . . . . . . . . . . . .                   17                   21                    37
                                                                                     ---                  ---                   ---
Total Domestic Loans  . . . . . . . . . . . . . . . . . . . . . . .                  196                  249                   229
                                                                                     ---                  ---                   ---
International Loans . . . . . . . . . . . . . . . . . . . . . . . .                    6                   12                    33
                                                                                     ---                  ---                   ---
Total Accruing Loans Past Due 90 Days or More                                       $202                 $261                  $262
                                                                                     ---                  ---                   ---

Accruing loans that are contractually past due 90 days or more are loans that are both well secured or guaranteed by financially responsible third parties and are in the process of collection. Past due consumer loans, with the exception of 1-4 family residential property loans, are generally charged off according to internally established delinquency schedules which do not permit delinquencies to exceed 180 days. Such 1-4 family residential property loans are placed in nonaccrual status if reasonable doubt exists as to timely collectibility or if payment of principal or interest is contractually past due 90 days or more and the loan is not well secured or guaranteed by financially responsible third parties and in the process of collection.

DOMESTIC COMMERCIAL REAL ESTATE NONACCRUAL LOANS BY GEOGRAPHIC REGION AND PROPERTY TYPE

                                                                         March 31, 1994                                December 31,
                                        ----------------------------------------------------------------------------
                                           Office        Other                                                                1993
($ in millions)                         Buildings  Commercial*    Residential        Land       Other**       Total          Total
                                        ------------------------------------------------------------------------------------------
New York City   . . . . . . . . . . . .      $ 54         $  6            $12         $--        $ 3           $ 75           $ 68
New York (Excluding New York City)  . .        14           89             11           9          9            132            127
                                              ---          ---             --          --         --            ---            ---
  Total New York  . . . . . . . . . . .        68           95             23           9         12            207            195
Other Northeast . . . . . . . . . . . .        25           68              2          22         18            135            156
Southeast . . . . . . . . . . . . . . .        --          ---             --           2          1              3             24
Midwest . . . . . . . . . . . . . . . .        --           13             --           1         --             14              9
Southwest/West  . . . . . . . . . . . .        39           38             19          13          1            110             91
                                              ---          ---             --          --         --            ---            ---
Total at March 31, 1994                      $132         $214            $44         $47        $32           $469             --
                                              ---          ---             --          --         --            ---            ---
Total at December 31, 1993                   $117         $206            $31         $81        $40             --           $475
                                              ---          ---             --          --         --            ---            ---

* Includes shopping centers and other commercial and industrial properties. ** Includes mixed use properties and working capital loans.

RECONCILIATION OF DOMESTIC COMMERCIAL REAL ESTATE NONACCRUAL LOANS

($ in millions)
Balance at December 31, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $475
Additions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               149
Deductions:
  Repayments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                50
  Interest Applied to Principal   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 8
  Charge-offs   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                64
  Transfers to ORE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                16
  Transfers to Accrual Status   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                17
                                                                                                                    ---
Balance at March 31, 1994*                                                                                         $469
                                                                                                                    ---

* At March 31, 1994, carrying value was approximately 65% of contractual value, primarily as a result of $206 million and $52 million of cumulative charge-offs and cash interest payments applied to principal, respectively.


DOMESTIC REAL ESTATE ACQUIRED IN SATISFACTION OF LOANS BY GEOGRAPHIC REGION AND PROPERTY TYPE

                                                                         March 31, 1994
                                        ----------------------------------------------------------------------------  December 31,
                                           Office        Other                                                                1993
($ in millions)                         Buildings  Commercial*    Residential        Land       Other**       Total          Total
                                        ------------------------------------------------------------------------------------------
New York City  . . . . . . . . . . . . .     $ 27         $  5           $ 13        $ 36         $24          $105           $114
New York (Excluding New York City) . . .        7           63             61           2           3           136            155
                                              ---          ---            ---         ---          --           ---            ---
  Total New York . . . . . . . . . . . .       34           68             74          38          27           241            269
Other Northeast  . . . . . . . . . . . .       81          116             30          44           6           277            327
Southeast  . . . . . . . . . . . . . . .        7            8              4           7           2            28             31
Midwest  . . . . . . . . . . . . . . . .       --           74             20           4           1            99            100
Southwest/West . . . . . . . . . . . . .       73           33             12          11          36           165            168
                                              ---          ---            ---         ---          --           ---            ---
Total at March 31, 1994                      $195         $299           $140        $104         $72          $810             --
                                              ---          ---            ---         ---          --           ---            ---
Total at December 31, 1993                   $236         $319           $148        $120         $72            --           $895
                                              ---          ---            ---         ---          --           ---            ---

* Includes shopping centers and other commercial and industrial properties. ** Includes mixed use properties and working capital loans.

RECONCILIATION OF DOMESTIC REAL ESTATE ACQUIRED IN SATISFACTION OF LOANS

($ in millions)
Balance at December 31, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $895
Additions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               16
Deductions:
  Repayments/Sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               56
  Valuation Losses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               45
                                                                                                                   ---
Balance at March 31, 1994*                                                                                        $810
                                                                                                                   ---

* Includes in-substance foreclosure amounts of $687 million. ORE at March 31, 1994 was carried at approximately 44% of original outstandings, primarily as a result of $1,041 million of cumulative charge-offs, interest applied to principal and valuation losses.


As previously reported, Chase established an accelerated disposition portfolio of selected lower quality domestic commercial real estate assets at March 31, 1993. These assets had a net carrying value at that date of $1,024 million. Through March 31, 1994, the net carrying value of the assets in this portfolio was reduced by $903 million, or 88%, to $121 million.
   Chase has entered into an agreement to sell several portfolios of its ORE assets and of its accelerated disposition portfolio with aggregate carrying values of approximately $100 million and $60 million, respectively. This transaction is expected to close during the second quarter of 1994 and will result in a gain.

ASSET/LIABILITY MANAGEMENT

Asset/ liability management (ALM) is an important ongoing process, which requires the management of both liquidity risk and interest rate risk particularly as financial products become increasingly more complex. The policies and guidelines for management of Chase's liquidity and interest rate risks are discussed further on pages 48 and 77 of Chase's 1993 Annual Report.

INVESTMENT SECURITIES

Information regarding Chase's investment securities portfolio and related accounting policies is contained on pages 48, 49, 63, 66 and 67 of the 1993 Annual Report. On December 31, 1993, Chase adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investment securities to be classified as either Held to Maturity or Available for Sale. SFAS 115 changed the accounting for investment securities available for sale from the lower of cost or market to fair value. In addition, certain securities previously classified as Loans were reclassified to Investment Securities Available for Sale on December 31, 1993 as a result of the adoption of SFAS 115.
   At March 31, 1994, net unrealized gains in the investment securities held to maturity portfolio were $9 million, compared with net unrealized gains of $33 million and $39 million at December 31, 1993 and March 31, 1993, respectively. With respect to those investment securities that are available for sale and carried at fair value, the net unrealized gains, reflected in stockholders' equity, net of taxes, were $10 million at March 31, 1994 compared with $264 million at December 31, 1993. This change resulted from various factors, including gains of approximately $79 million from sales, rising interest rates and changes in the value of Brady bonds, included in this portfolio, due to declines in emerging markets securities. It is possible that Chase will continue to experience volatility in stockholders' equity from changes in the fair values of its investment securities available for sale portfolio.
   For further information on the investment securities portfolios, see pages 31 and 32.

LIQUIDITY RISK MANAGEMENT

As discussed on pages 48 to 50 of the 1993 Annual Report, Chase manages its liquidity to achieve two principal objectives. One is to ensure that the Company and its subsidiaries have sufficient liquid assets to meet the normal transaction requirements of their customers and to provide a cushion against unforeseen liquidity needs. The second is to maintain a stable, cost-effective, relationship-based source of financing that is diversified over geographic locations and customer segments. Chase's financing is built on a strong base of customer deposits from its strategic businesses.
   The Company also finances itself with a mixture of common and preferred stock, intermediate- and long-term senior and subordinated debt and commercial paper. Chase's primary liquidity sources include a large portfolio of assets, including cash and due from banks, interest-bearing deposits placed with banks, federal funds sold and securities purchased under resale agreements, trading account assets and investment securities available for sale. At March 31, 1994, these assets totaled $40.8 billion (or approximately $30.8 billion before adoption of FIN 39) compared with $32.6 billion at December 31, 1993. In addition to maintaining this portfolio of liquid assets, Chase also has core consumer assets, such as 1-4 family residential loans, credit card receivables and automobile loans, that can be sold or securitized.
   The Company maintains a $750 million revolving credit agreement that expires on October 28, 1994; no borrowings have ever been made under this credit facility.
   In managing liquidity, Chase takes into account the various legal limitations, including the extent to which banks may pay dividends to their parent companies or finance or otherwise supply funds to certain of their affiliates, as discussed in Note 1, Regulatory Limitations, in Notes to Consolidated Financial Statements on page 8.

INTEREST RATE RISK MANAGEMENT

As discussed on pages 50 and 51 of the 1993 Annual Report, Chase's net interest revenue can be affected by fluctuations in market interest rates as a result of timing differences in the repricing of its assets and liabilities. These repricing differences are quantified in specific time intervals and are referred to as interest rate sensitivity gaps. Chase manages the earnings sensitivity that arises from interest rate risk to a level that is consistent with Chase's mix of businesses and products and seeks to limit such risk exposure to a percentage of earnings and capital. The objective in managing interest rate risk is to support the achievement of business strategies, while protecting earnings and liquidity.
   At March 31, 1994, Chase's interest rate risk exposure was similar to that
at year-end 1993.   As such, as shown in the chart below, Chase's near-term
interest rate risk exposure is to a rising rate environment, that is, assuming no Management action, net interest revenue would be expected to be adversely affected by a rise in interest rates. Conversely, interest rate risk exposure beyond the near term is to a declining rate scenario, principally due to Chase's high level of core wholesale and consumer deposits, which exceed the level of fixed-rate assets.
   In managing interest rate risk, Chase uses both cash and derivative products, including interest rate swaps, futures, forwards and option-related products. Derivative products used for asset/liability management purposes are linked to assets, liabilities or groups of similar assets and liabilities and are specifically related to balance sheet management strategies. Correlation and hedge effectiveness tests between the derivative product and the linked balance sheet position are also performed.
   The following chart provides a quantification of Chase's interest rate sensitivity gap as of March 31, 1994, based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others. This chart illustrates the impact of including and excluding the related derivative products on these gaps. This chart also displays only a static view of Chase's interest rate sensitivity gap and does not capture the dynamics of balance sheet, rate and spread movements, nor Management's actions that may be taken to manage this position.

       [GRAPH - SEE EDGAR APPENDIX]

Notes to chart:
(1) Cumulative interest rate gaps are defined as the average cumulative fixed rate positions (assets less liabilities) for a given calendar period. The gaps measure the time weighted dollar equivalent volume of positions fixed for a particular calendar period. The gap positions reflect a stock concept, rather than the traditional flow concept as measured by runoff. For example, a $100 million certificate of deposit made on April 1 and maturing on May 29 would have a gap impact of $65 million ($100 million x 59 days/91 days) in the 1 to 3 month repricing time frame.
(2) Variable rate balances are reported based on their repricing dates.
Fixed rate balances are reported based on their scheduled contractual maturity dates, except for certain investment securities and loans secured by 1-4 family residential properties that are based on anticipated prepayments. Given the indeterminate date of any sales, investment securities that may be sold prior to maturity are similarly reported, depending on their variable or fixed rate terms.
(3) Prime-priced loans are considered as 1 to 3 month assets, fixed-rate credit card receivables are classified as 2-year maturities, while stockholders' equity is assigned a 5-year maturity.
(4) Trading Account Assets are considered overnight assets.
(5) Core demand deposits, noninterest-bearing time deposits, savings accounts and money market accounts are classified as 7-year maturities. The balance, or noncore portions of these deposits, are tranched from overnight to 1-year maturities. The interest rate sensitivity assumptions presented for these deposits are based on historical and current experiences regarding product portfolio retention and interest rate repricing behavior.

   As discussed on page 51 of the 1993 Annual Report, Chase uses off-balance sheet derivative products as part of its ALM activities to manage the timing differences in repricing characteristics arising from its customer-related assets and liabilities. At March 31, 1994, Chase had approximately $53 billion and $18 billion of notional swap principal and other ALM contracts outstanding, respectively, related to such activities, compared with $37 billion and $14 billion, respectively, at December 31, 1993. During the first quarter of 1994, when a highly volatile interest rate environment existed, Chase's risk management activities, which are specifically linked to assets and liabilities, increased in part, due to the higher level of customer activities.
   The following table summarizes certain of Chase's on-balance sheet assets and liabilities at March 31, 1994, the corresponding interest revenue earned on such assets or interest expense incurred on such liabilities during the first quarter of 1994, as well as the notional or contract amounts of related derivative products used for ALM purposes. Also disclosed is the approximate percentage impact these derivative products had on the related interest amounts reflected in Chase's Consolidated Statement of Income. The percentage impact represents the increase (reduction) in interest revenue or (increase) reduction in interest expense on the related balance sheet items from the use of such derivative products. These impacts must be viewed in conjunction with Chase's overall long-term ALM strategies and may be mitigated by corresponding changes in interest revenue or interest expense associated with the related assets and liabilities.

DERIVATIVE PRODUCTS AND RELATED BALANCE SHEET POSITIONS AND INTEREST REVENUE (EXPENSE)

                                                                               Contract/                    First Quarter 1994
                                                                             Notional Amount                  Income Statement
                                                                        -------------------------        -------------------------
                                                        Balance         Interest            Other         Interest
                                                          Sheet             Rate              ALM          Revenue      Percentage
($ in millions)                                          Amount            Swaps        Contracts        (Expense)         Impact*
                                                        -------         --------        ---------        ---------      ----------
March 31, 1994
Interest-Bearing Deposits
  Placed with Banks . . . . . . . . . . . . . . .       $ 5,054          $   600          $   400           $  130            (2)%
Investment Securities . . . . . . . . . . . . . .         7,760            1,100              700              206            (4)
Loans . . . . . . . . . . . . . . . . . . . . . .        61,635           16,500              400            1,301            --
Deposits  . . . . . . . . . . . . . . . . . . . .        68,626           31,900           15,800             (525)           16
Intermediate- and Long-Term Debt  . . . . . . . .         5,509            2,600              400              (76)           23
                                                                          ------           ------
                                                                         $52,700          $17,700

* Represents the approximate percentage impact of the interest revenue or interest expense arising from ALM derivative products on the related interest revenue or interest expense amount prior to the impact of the derivative products.

The following table summarizes the outstanding ALM swap notional values at March 31, 1994 by yearly intervals. The decrease in notional value from one period to the next period represents maturities of the underlying contracts. At March 31, 1994, the weighted average duration of fixed receive swaps and fixed pay swaps was approximately 2.4 years and 1.3 years, respectively, compared to 2.4 years and 1.8 years, respectively, at December 31, 1993. The weighted average interest rates to be received and paid on such swaps are presented for each yearly interval. The variable rates, which are generally based on London Interbank Offered Rate (LIBOR), are presented using the forward yield curve at March 31, 1994. However, actual repricings are generally based on the 3 month or 6 month LIBOR rates in effect at the actual repricing dates, not the forward yield curve. To the extent that the current 3 month and 6 month LIBOR rates change, the variable rates of interest received or paid will change. Future interest rate changes are not known, but could materially impact the variable rates presented below. However, Chase expects the impact of these changes to be mitigated by corresponding changes in the interest rates associated with the linked assets and liabilities. In addition, net interest revenue will be affected by the amortization of net deferred realized gains and premiums paid on open ALM option products, as reflected in the tables on page 21.

OUTSTANDING ALM SWAP NOTIONAL VALUES BY YEARLY INTERVALS

                                                                         March 31,
                                    -----------------------------------------------------------------------------------
($ in millions)                        1994          1995            1996           1997           1998     Thereafter
                                    -----------------------------------------------------------------------------------
Receive Fixed Swaps:
   Notional Amount  . . .          $31,900       $20,100         $8,700         $6,500         $5,400         $4,800
   Weighted Average:
     Receive Rate . . . .            5.46%         6.16%          6.33%          6.10%          6.06%          5.97%
     Pay Rate . . . . . .            4.60%         6.33%          6.91%          7.36%          7.63%          8.01%
Pay Fixed Swaps:
   Notional Amount  . . .          $20,800       $16,800         $2,300         $1,200         $  800         $  500
   Weighted Average:
     Receive Rate . . . .            4.75%         6.26%          6.93%          7.44%          7.68%          7.95%
     Pay Rate . . . . . .            5.36%         5.92%          6.62%          6.56%          6.95%          7.87%
                                    ------        ------          -----          -----          -----          -----

Approximately 75% of the other ALM contracts, such as futures, forwards, option, cap and floor contracts, mature in one year or less.
  The fair value of Chase's open derivative contracts used for ALM purposes at March 31, 1994 reflected a net unrealized loss of $231 million compared with a net unrealized gain of $140 million at December 31, 1993. This change in value resulted from the rise in interest rates during the first quarter of 1994 and was generally offset by the effect of changes in economic values of the linked assets and liabilities. Chase's Consolidated Statement of Condition included net deferred realized gains related to closed ALM derivative contracts and open futures contracts of $248 million and $359 million at March 31, 1994 and December 31, 1993, respectively. The net deferred realized gains at March 31, 1994 are expected to be amortized over the periods indicated below.

AMORTIZATION OF NET DEFERRED REALIZED GAINS RELATED TO ALM DERIVATIVE CONTRACTS


($ in millions)                 1994          1995           1996          1997           1998    Thereafter      Total
                                ----          ----           ----          ----           ----    ----------      -----
Realized Gains Amortization      $90           $83            $44           $18            $11            $2      $248


In addition, Chase's Consolidated Statement of Condition included unamortized premiums on open ALM option products purchased amounting to $60 million and
$23 million at March 31, 1994 and December 31, 1993, respectively.    The
premiums at March 31, 1994 will be amortized over the periods indicated below.

AMORTIZATION OF PREMIUMS ON OPEN ALM OPTION PRODUCTS PURCHASED

($ in millions)                 1994          1995           1996          1997           1998    Thereafter      Total
                                ----          ----           ----          ----           ----    ----------      -----
Premiums Amortization           $6             $9            $6             $6             $4            $29       $60

CAPITAL MANAGEMENT

Capital management is an ongoing process that consists of providing equity and long-term debt for both current and future financial positioning. Chase manages its capital to execute its strategic business plans and to support its growth and investments, including acquisition strategies, in its core businesses. Chase and its banking subsidiaries are subject to the capital adequacy requirements of various federal banking agencies, such as the Federal Reserve Board and the Office of the Comptroller of the Currency. At March 31, 1994, the capital ratios of all of the Company's banking subsidiaries exceeded the minimum ratios required of a well capitalized institution under FDICIA and are expected to be in excess of the minimum ratios required of a well capitalized institution in the future.
  Chase's total stockholders' equity at March 31, 1994 was $8,154 million, or 7.24%, of total assets, compared with $8,122 million, or 7.95%, and $6,787 million, or 7.21%, at December 31, 1993 and March 31, 1993, respectively. During the first quarter of 1994, the Company's Board of Directors increased the quarterly common stock dividend from 30 cents to 33 cents per share. A discussion regarding Chase's recent capital position is set forth below and on pages 51 and 52 of the 1993 Annual Report.

TIER I AND TIER II CAPITAL

                                                                           March 31,           December 31,          March 31,
($ in millions)                                                              1994                  1993                1993
                                                                           ---------------------------------------------------
Tier I Capital  . . . . . . . . . . . . . . . . . . . . . . . . .          $ 7,636               $ 7,528              $ 6,320
Tier II Capital . . . . . . . . . . . . . . . . . . . . . . . . .            4,087                 4,259                4,029
                                                                            ------                ------               ------
Total Capital                                                              $11,723               $11,787              $10,349
                                                                            ------                ------               ------


Chase's Tier I risk-based capital ratio was 8.43% at March 31, 1994 as compared with 8.44% at December 31, 1993 and 7.10% at March 31, 1993. During the first quarter of 1994, the increase in Tier I capital from retained earnings was offset by an additional investment in Chase Securities, Inc. (CSI), the Company's U.S. securities underwriting and dealing subsidiary. The Tier I capital ratio was also impacted by higher net risk-weighted assets of $90.6 billion at March 31, 1994, compared with $89.2 billion at December 31, 1993. During the first quarter of 1994, Tier II capital decreased due to the discount applicable to subordinated debt with remaining maturities of five years or less and the increase in the investment in CSI, partially offset by the issuance of $150 million of subordinated notes.
  The bank regulatory agencies are currently evaluating proposed amendments to their regulatory capital guidelines that could include in Tier I Capital net unrealized gains and losses on investment securities available for sale. Net unrealized gains on such securities continue to be excluded from Tier I and Total Capital until such amendments are finalized.
  The Company issued in the first quarter of 1994, $150 million of subordinated notes due 2009. The net proceeds from this issuance were used for general corporate purposes, including advances to or investments in banking and nonbanking subsidiaries of the Company and the repayment of commercial paper or other indebtedness of the Company.
  In May 1994, the Company issued $227,500,000 of Series N Adjustable Rate Preferred Stock. The proceeds, which qualify as Tier I capital, are not reflected in the capital ratios at March 31, 1994. On May 10, 1994, the Company announced its intention to redeem all of its Series F Floating Rate Preferred Stock of approximately $227,000,000.

CAPITAL RATIOS*

                                                                                                                       Minimum
                                                                     March 31,      December 31,     March 31,        Regulatory
                                                                        1994             1993            1993         Guidelines
                                                                     -----------------------------------------------------------
Tier I Leverage Ratio (a) . . . . . . . . . . . . . . . . . . . .      7.28%**        7.81%            6.90%          3.00-5.00%
Risk-Based Capital Ratios: (b)
   Tier I . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8.43           8.44             7.10              4.00
   Total Capital  . . . . . . . . . . . . . . . . . . . . . . . .     12.94          13.22            11.60              8.00
                                                                      -----          -----            -----           ---------

* Based on Federal Reserve Board definitions. Risk-based capital and leverage ratios exclude the assets and off-balance sheet financial instruments of CSI. For capital calculations, one-half of the investment, including any commitment to invest, in CSI is deducted from both Tier I and Tier II Capital.
** The Tier I leverage ratio decreased 72 basis points from the adoption of FIN 39 at January 1, 1994. Chase's Trading Account Assets and Liabilities increased approximately $10 billion as a result of such adoption.
(a) Tier I Capital divided by adjusted average assets. Adjusted average assets are defined as total quarterly average assets less the assets of CSI and other adjustments.
(b) Tier I Capital or Total Capital divided by net risk-weighted assets. Net risk-weighted assets include assets and off-balance sheet positions, weighted by the type of instrument and the risk weight of the counterparty, collateral or guarantor.



TRADING ACTIVITIES

As discussed on pages 53 to 55 of the 1993 Annual Report, Chase conducts its trading activities predominantly in two business sectors: Global Risk Management (GRM) and Global Capital Markets (GCM). GRM designs and markets a broad range of risk management products that provide customers with the ability to manage currency, interest rate and other financial exposures. The net portfolio exposures created as a result of providing this service to customers are managed by GRM as part of Chase's trading portfolio. As a secondary business objective, GRM creates proprietary positions in its trading portfolio to take advantage of market opportunities that are not associated with customer activities. GRM's trading activity is concentrated in major currencies and products, including foreign currency, precious metals, and interest rate, commodity and equity derivative products.
  GCM functions as an intermediary between customers (both issuers and investors) and the capital markets worldwide. Issuer needs are met through primary market activities, including underwriting, private placement and syndication. In order to meet investor needs, as well as to provide secondary market support to primary market activity, GCM sells and trades a variety of instruments in the U.S. and international capital markets, including Brady bonds and restructured loans of emerging market countries, U.S. government and government agency securities, money market instruments, and investment grade and noninvestment grade fixed income securities.
  Trading and trading-related revenues (including revenue classified as net interest revenue for financial statement purposes) for GRM and GCM are set forth below:

TOTAL TRADING AND TRADING-RELATED REVENUES*

                                                                                                                First Quarter
($ in millions)                                                                                               1994       1993
                                                                                                             -----------------
Business Diversification:
   Foreign Exchange and Precious Metals . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $ 95       $109
   Derivative Products  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               46         51
   Global Capital Markets Trading  and Underwriting . . . . . . . . . . . . . . . . . . . . . . .               59         35
                                                                                                               ---        ---
Total                                                                                                         $200       $195
Geographic Distribution:                                                                                       ---        ---
   The Americas . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $120       $ 85
   Europe . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               46         66
   Asia . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               34         44
                                                                                                               ---        ---
Total                                                                                                         $200       $195
                                                                                                               ---        ---

* Net interest revenue attributable to trading activities of approximately $20 million and $21 million in the first quarter of 1994 and 1993, respectively, includes accruals on interest-earning and interest-bearing trading-related positions, as well as allocated amounts reflecting the cost or benefit, based on short-term interest rates, associated with net trading-related positions.

TRADING ACCOUNT ASSETS

                                                                                                  March 31,     December 31,
($ in millions)                                                                                     1994            1993
                                                                                                 ---------------------------
Securities and Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 7,217           $6,171
Other, Principally Derivative and Foreign Exchange Contracts  . . . . . . . . . . . . . . . .      11,030*             762
                                                                                                   ------            -----
Total                                                                                             $18,247           $6,933
                                                                                                   ------            -----

* Includes approximately $10 billion resulting from the adoption of FIN 39 at January 1, 1994.

TRADING ACCOUNT CONTRACTS

                                                                       March 31, 1994                        December 31, 1993
                                                   -------------------------------------------------------------------------------
                                                   Contract/Notional     Credit Risk    Contract/Notional         Credit Risk
   ($ in millions)                                           Amount*        Amount**              Amount*            Amount**
                                                   -------------------------------------------------------------------------------
Interest Rate Contracts:
   Interest Rate Swaps  . . . . . . . . . .                 $200,700          $4,500             $178,700             $ 5,600
   Currency Exchange Agreements . . . . . .                   15,100           1,000               13,900                 700
   Forwards and Futures . . . . . . . . . .                  170,600             100              123,200                  70
   Options, Caps and Floors Purchased . . .                   73,800             800               61,400                 900
   Options, Caps and Floors Written . . . .                   69,700             ***               57,500                 ***
Foreign Exchange Contracts:
   Spot, Forwards and Futures . . . . . . .                  475,700           7,400              418,300               5,400
   Options Purchased  . . . . . . . . . . .                   37,600             700               29,600                 600
   Options Written  . . . . . . . . . . . .                   42,900             ***               33,200                 ***
Commodity Contracts . . . . . . . . . . . .                    3,100             400                3,200                 500

* Contract or notional amounts of these instruments, which are not included in the Consolidated Statement of Condition, are indicators of the level of Chase's activities in particular classes of financial instruments. Contract or notional amounts related to ALM activities are shown on page 20.
**   Credit risk (defined by SFAS 105, "Disclosure of Information about
     Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," as the accounting loss that may occur from counterparty failure) exists when derivative and foreign exchange contracts have positive market values. These amounts do not consider the value of any collateral or the effect of any possible reduction due to master netting agreements.
***  Options, caps and floors written have no credit risk.


FAIR VALUE DISCLOSURES

Chase monitors the estimated fair values of its on- and off- balance sheet financial instruments as discussed on pages 80 and 81 of the 1993 Annual Report. Based upon market and other conditions existing at March 31, 1994, as compared with year-end 1993, with the exception of derivative instruments as discussed on page 21, the estimated fair values of Chase's on- and off- balance sheet financial instruments were not adversely impacted in the first quarter of 1994.

FINANCIAL RATIOS
The Chase Manhattan Corporation and Subsidiaries

                                                                                                1993
                                                               1994         --------------------------------------------------
                                                            1st Qtr.         4th Qtr.     3rd Qtr.      2nd Qtr.      1st Qtr.
                                                            ------------------------------------------------------------------
Earnings Ratios
Net Income as a Percentage of Average:
  Total Assets  . . . . . . . . . . . . . . . . . . . . . .       1.28%        1.18%         1.01%         0.93%         0.62%
  Common Stockholders' Equity*  . . . . . . . . . . . . . .      20.15        17.90         15.14         14.95          9.34
  Total Stockholders' Equity  . . . . . . . . . . . . . . .      18.21        16.22         13.74         13.46          9.26
                                                                 -----        -----         -----         -----         -----
Leverage Ratios--Averages
Common Stockholders' Equity as a % of Total Assets  . . . .       5.80%        5.92%         5.79%         5.21%         5.09%
Total Stockholders' Equity as a % of Total Assets   . . . .       7.00         7.25          7.33          6.85          6.69
                                                                 -----         ----         -----         -----         -----
Common Stockholders' Equity Per Common Share  . . . . . . .     $36.55       $36.48        $33.87        $32.86        $32.61
                                                                 -----        -----         -----         -----         -----
Capital Ratios at Quarter End**
Common Stockholders' Equity as a % of Total Assets  . . . .       6.00%***     6.58%         6.18%         6.08%         5.46%
Total Stockholders' Equity as a % of Total Assets   . . . .       7.24***      7.95          7.57          7.51          7.21
Tier I Leverage . . . . . . . . . . . . . . . . . . . . . .       7.28***      7.81          7.48          7.67          6.90
Tier I Capital as a % of Net Risk-Weighted Assets . . . . .       8.43         8.44          7.94          7.74          7.10
Total Capital as a % of Net Risk-Weighted Assets  . . . . .      12.94        13.22         12.63         12.10         11.60
                                                                 -----        -----         -----         -----         -----

*       Based on Net Income, adjusted as applicable.
**      Based on Federal Reserve Board definition.
*** The common and total equity ratios and the Tier I leverage ratio decreased 59 basis points (bp), 71 bp and 72 bp, respectively, from the adoption of FIN 39 at January 1, 1994. Chase's Trading Account Assets and Liabilities increased approximately $10 billion as a result of such adoption.


The Chase Manhattan Bank, N.A. and Subsidiaries
Capital Ratios at Quarter End*
Tier I Leverage . . . . . . . . . . . . . . . . . . . . . .       6.51%**      6.98%         6.71%         6.85%         6.42%
Tier I Capital as a % of Net Risk-Weighted Assets . . . . .       7.74         7.63          7.28          7.05          6.86
Total Capital as a % of Net Risk-Weighted Assets  . . . . .      11.66        11.74         11.36         11.15         11.15
                                                                 -----        -----         -----         -----         -----

*       Based on Office of the Comptroller of the Currency definition.
** The Tier I leverage ratio decreased 73 bp from the adoption of FIN 39 at January 1, 1994.


STOCKHOLDER DATA
The Chase Manhattan Corporation and Subsidiaries


                                                                                                     1993
                                                               1994          ------------------------------------------------
($ in millions, except per share data)                      1st Qtr.         4th Qtr.     3rd Qtr.      2nd Qtr.     1st Qtr.
                                                            -----------------------------------------------------------------
Quarterly Cash Dividends:
Common Stock:
  Per Share . . . . . . . . . . . . . . . . . . . . . . . .      $ .33         $ .30       $ .30         $ .30         $ .30
  Aggregate . . . . . . . . . . . . . . . . . . . . . . . .      $60.9         $55.1       $55.0         $47.3         $46.9
Preferred Stock:
  6 3/4% Series B . . . . . . . . . . . . . . . . . . . . .         --            --          .3            .4            .4
  7.60% Series C  . . . . . . . . . . . . . . . . . . . . .         --            --          .4            .5            .5
  Floating Rate Series E  . . . . . . . . . . . . . . . . .         --            --         4.2           4.9           5.2
  Floating Rate Series F  . . . . . . . . . . . . . . . . .        3.4           3.6         3.9           4.1           4.3
  10 1/2% Series G  . . . . . . . . . . . . . . . . . . . .        3.7           3.7         3.7           3.7           3.7
  9.76% Series H  . . . . . . . . . . . . . . . . . . . . .        2.5           2.5         2.5           2.5           2.5
  10.84% Series I . . . . . . . . . . . . . . . . . . . . .        5.4           5.4         5.4           5.4           5.4
  9.08% Series J  . . . . . . . . . . . . . . . . . . . . .        3.4           3.4         3.4           3.4           3.4
  8 1/2% Series K . . . . . . . . . . . . . . . . . . . . .        3.6           3.6         3.6           3.6           3.6
  8.32% Series L  . . . . . . . . . . . . . . . . . . . . .        5.0           5.0         5.0           5.0           5.0
  8.40% Series M  . . . . . . . . . . . . . . . . . . . . .        3.6           3.6         3.6           3.6           2.4
                                                                 -----         -----       -----         -----         -----
Total Preferred Stock                                             30.6          30.8        36.0          37.1          36.4
                                                                 -----         -----       -----         -----         -----
Total Cash Dividends                                             $91.5         $85.9       $91.0         $84.4         $83.3
                                                                 -----         -----       -----         -----         -----
Cash Dividends Paid on Common Stock as Percentage of Net
  Income Applicable to Common Stock                               18.3%         19.5%       23.8%         24.2%         40.1%

Total Cash Dividends Paid as a Percentage of Net Income           25.1          27.4        34.1          36.2          54.4
                                                                 -----         -----       -----         -----         -----

Consolidated Statement of Condition
The Chase Manhattan Bank, N.A. and Subsidiaries

                                                                                        March 31,    December 31,        March 31,
($ in millions)                                                                              1994            1993             1993
                                                                                        ---------    -------------       ---------
Assets
Cash and Due from Banks  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 4,236         $ 5,772         $ 4,501
Interest-Bearing Deposits Placed with Banks  . . . . . . . . . . . . . . . . . .             5,173           5,431           5,673
Federal Funds Sold and Securities Purchased Under Resale Agreements  . . . . . .             3,999           4,439           3,778
Trading Account Assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            15,524           6,309           2,936
Investment Securities:
   Held to Maturity (Market Value of $719, $684 and $726, Respectively)  . . . .               706             657             696
   Available for Sale Carried at Fair Value  . . . . . . . . . . . . . . . . . .             5,707           6,766              --
   At Lower of Cost or Market (Market Value of $4,280) . . . . . . . . . . . . .                --              --           4,144
                                                                                            ------          ------          ------
     Total Investment Securities   . . . . . . . . . . . . . . . . . . . . . . .             6,413           7,423           4,840
Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            50,083          48,109          46,962
   Less: Reserve for Possible Credit Losses  . . . . . . . . . . . . . . . . . .             1,099           1,085           1,547
                                                                                            ------          ------          ------
     Loans, Net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            48,984          47,024          45,415
Assets Held for Accelerated Disposition  . . . . . . . . . . . . . . . . . . . .               120             219             867
Customers' Liability on Acceptances  . . . . . . . . . . . . . . . . . . . . . .               705             689             763
Accrued Interest Receivable  . . . . . . . . . . . . . . . . . . . . . . . . . .               603             566             566
Premises and Equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,626           1,617           1,723
Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             5,770           4,514           4,387
                                                                                            ------          ------          ------
       Total Assets                                                                        $93,153         $84,003         $75,449
                                                                                            ------          ------          ------
Liabilities and Stockholder's Equity
Deposits:
   Domestic Offices:
     Noninterest-Bearing . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $11,005         $13,740         $10,433
     Interest-Bearing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            20,065          21,276          21,141
   Overseas Offices:
     Noninterest-Bearing . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,882           2,473           2,022
     Interest-Bearing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            29,494          28,120          24,191
                                                                                            ------          ------          ------
       Total Deposits   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           63,446          65,609          57,787
Federal Funds Purchased and Securities Sold Under Repurchase Agreements   . . . .            2,519           3,534           2,014
Other Short-Term Borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,156           1,253           1,496
Trading Account Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .           10,215              --              --
Acceptances Outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              715             696             768
Accrued Interest Payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              374             347             470
Accounts Payable, Accrued Expenses and Other Liabilities  . . . . . . . . . . . .            4,267           3,088           3,542
Intermediate- and Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . .            3,038           3,032           3,677
                                                                                            ------          ------          ------
       Total Liabilities                                                                    86,730          77,559          69,754
                                                                                            ------          ------          ------

Stockholder's Equity:
   Capital Stock ($15 Par Value):


                                       3/31/94     12/31/93        3/31/93
                                    ----------   ----------   ------------
     Number of Shares Authorized    81,744,445   81,744,445     81,744,445
     Number of Shares Outstanding   60,794,266   60,699,597     60,355,949  . . .              912             910             905
   Surplus                                                                                   4,391           4,383           4,290
   Net Unrealized Gains (Losses) on Investment Securities - Available for Sale  .             (27)             187              --
   Undivided Profits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,147             964             500
                                                                                            ------          ------          ------
       Total Stockholder's Equity                                                            6,423           6,444           5,695
                                                                                            ------          ------          ------
       Total Liabilities and Stockholder's Equity                                          $93,153         $84,003         $75,449
                                                                                            ------          ------          ------

The accompanying notes on pages 8 and 9 are an integral part of the financial statements.
Member Federal Deposit Insurance Corporation

  Average Balances, Interest and Average Rates - Taxable Equivalent The Chase Manhattan Corporation and Subsidiaries

                                                                                              First Quarter 1994
                                                                                   ------------------------------------
                                                                                   Average                      Average
($ in millions, based on daily averages)                                           Balance     Interest            Rate
                                                                                   -------     --------         -------
Assets
Interest-Earning Assets:
Interest-Bearing Deposits Placed with Banks  . . . . . . . . . . . . . . .        $  6,207       $  130            8.50%
Federal Funds Sold and Securities Purchased Under Resale Agreements  . . .          10,789          326           12.25
Trading Account Assets-Interest-Earning*   . . . . . . . . . . . . . . . .           5,902          119            8.15
Investment Securities:
  Held to Maturity:
    Taxable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              955           34           14.41
    Tax-Exempt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              396           11           11.72
                                                                                   -------        -----           -----
      Total Held to Maturity                                                         1,351           45           13.62
  Available for Sale  . . . . . . . . . . . . . . . . . . . . . . . . . .            7,464          165            9.36**
                                                                                   -------        -----           -----
  Total Investment Securities . . . . . . . . . . . . . . . . . . . . . .            8,815          210            9.66
Loans:
  Domestic Offices . . . . . . . . . . . . . . . . . . . . . . . . . . . .          44,153          891            8.19
  Overseas Offices . . . . . . . . . . . . . . . . . . . . . . . . . . . .          17,116          410            9.70***
                                                                                   -------        -----           -----
  Total Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          61,269        1,301            8.61
    Less: Reserve for Possible Credit Losses**** . . . . . . . . . . . . .           1,441           --              --
                                                                                   -------        -----           -----
    Loans, Net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          59,828        1,301            8.61
                                                                                   -------        -----           -----
Accelerated Disposition Portfolio-Interest-Earning . . . . . . . . . . . .             101            3           13.31
                                                                                   -------        -----           -----
    Total Interest-Earning Assets****, Net                                          91,642        2,089            9.10
                                                                                   -------        -----           -----
Summary--Gross Interest-Earning Assets:
Domestic Offices   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          62,592        1,075            6.96
Overseas Offices   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          30,491        1,014           13.48
                                                                                   -------        -----           -----
    Total Gross Interest-Earning Assets                                             93,083       $2,089            9.10%
                                                                                   -------        -----           -----
Noninterest-Earning Assets:  . . . . . . . . . . . . . . . . . . . . . . .
Cash and Due from Banks  . . . . . . . . . . . . . . . . . . . . . . . . .           6,174
Trading Account Assets-Noninterest-Earning*****  . . . . . . . . . . . . .           9,400
Customers' Liability on Acceptances  . . . . . . . . . . . . . . . . . . .             706
Premises and Equipment   . . . . . . . . . . . . . . . . . . . . . . . . .           1,790
Accrued Interest Receivable  . . . . . . . . . . . . . . . . . . . . . . .             823
Other Assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,328
                                                                                   -------
    Total Noninterest-Earning Assets                                                24,221
                                                                                   -------
      Total Assets                                                                $115,863
                                                                                   -------
*      Includes only trading securities.
**     Average rate based on average amortized cost.
***    Reflects the extraordinarily high level of local interest rates prevailing in certain Latin American countries with highly inflationary economies.
****   Reserve for Possible Credit Losses excluded from calculations of average balances and average rates, as appropriate.
*****  Includes derivatives; and foreign exchange, equity index linked, commodity and bullion contracts.
NOTE: Loan and other asset amounts include nonaccrual and restructured loans and ORE, as applicable.


Average Balances, Interest and Average Rates - Taxable Equivalent
The Chase Manhattan Corporation and Subsidiaries

                                                                                              First Quarter 1994
                                                                                    ----------------------------------
                                                                                    Average                   Average
($ in millions, based on daily averages)                                            Balance     Interest         Rate
                                                                                    -------     --------      -------
Liabilities, Redeemable Preferred Stock and Stockholders' Equity
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
   Domestic Offices:
     Savings and Negotiable Order of Withdrawal Deposits . . . . . . . . . .      $   5,612       $   24         1.73%
     Money Market Deposits . . . . . . . . . . . . . . . . . . . . . . . . .         11,515           34         1.19
     Negotiable Certificates of Deposit  . . . . . . . . . . . . . . . . . .          1,519           26         7.08
     Other Time Deposits   . . . . . . . . . . . . . . . . . . . . . . . . .          8,635           36         1.68
                                                                                    -------      -------      -------
   Total Domestic Offices                                                            27,281          120         1.79
   Overseas Offices                                                                  28,646          405         5.73
                                                                                    -------      -------      -------
   Total Interest-Bearing Deposits . . . . . . . . . . . . . . . . . . . . .         55,927          525         3.80
Federal Funds Purchased and Securities Sold Under Repurchase Agreements  . .         12,764          124         3.94
Other Short-Term Borrowings:
   Domestic Offices  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,830           79        11.36
   Overseas Offices  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,196          327       110.76*
                                                                                    -------      -------      -------
   Total Other Short-Term Borrowings . . . . . . . . . . . . . . . . . . . .          4,026          406        40.88
Intermediate- and Long-Term Debt . . . . . . . . . . . . . . . . . . . . . .          5,563           76         5.58
                                                                                    -------      -------      -------
     Total Interest-Bearing Liabilities                                              78,280        1,131         5.86
                                                                                    -------      -------      -------
Summary--Interest-Bearing Liabilities:
Domestic Offices   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         50,340          338         2.73
Overseas Offices   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         27,940          793        11.50
                                                                                    -------      -------      -------
Noninterest-Bearing Liabilities:
Deposits in Domestic Offices   . . . . . . . . . . . . . . . . . . . . . . .         14,085
Deposits in Overseas Offices   . . . . . . . . . . . . . . . . . . . . . . .          2,476
Trading Account Liabilities**  . . . . . . . . . . . . . . . . . . . . . . .          8,702
Acceptances Outstanding  . . . . . . . . . . . . . . . . . . . . . . . . . .            714
Accounts Payable, Accrued Expenses and Other Liabilities   . . . . . . . . .          3,491
                                                                                    -------
     Total Noninterest-Bearing Liabilities                                           29,468
                                                                                    -------
       Total Liabilities                                                            107,748
                                                                                    -------
Stockholders' Equity:
Nonredeemable Preferred Stock  . . . . . . . . . . . . . . . . . . . . . . .          1,399
Common Stockholders' Equity  . . . . . . . . . . . . . . . . . . . . . . . .          6,716
                                                                                    -------
       Total Stockholders' Equity                                                     8,115
                                                                                    -------
       Total Liabilities, Redeemable Preferred Stock and Stockholders'             $115,863
          Equity                                                                    -------

Taxable Equivalent Net Interest Revenue and Average Interest Rate Spread                         $   958        3.24%
                                                                                                 -------     -------
Net Interest Revenue as a Percentage of Gross Interest-Earning Assets                                           4.17%
                                                                                                             -------

*   Reflects the extraordinarily high level of local interest rates prevailing in certain Latin American countries with highly inflationary economies.
**  Includes noninterest-bearing derivatives; short sales; and foreign exchange, equity index linked, commodity and bullion contracts.

  Average Balances, Interest and Average Rates - Taxable Equivalent The Chase Manhattan Corporation and Subsidiaries


                                                                                          First Quarter 1993
                                                                                   ---------------------------------
                                                                                   Average                   Average
($ in millions, based on daily averages)                                           Balance     Interest         Rate
                                                                                   -------     --------      -------

Assets
Interest-Earning Assets:
Interest-Bearing Deposits Placed with Banks   . . . . . . . . . . . . . .         $ 6,337        $  148        9.48%
Federal Funds Sold and Securities Purchased Under Resale Agreements . . .           9,012           258       11.60
Trading Account Assets*  . . . . . . . . . . . . . . . . . . . . . . . . .          3,300            52        6.35
Investment Securities:
  Held to Maturity
    Taxable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,010            33       13.34
    Tax-Exempt   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            474            14       11.67
                                                                                  -------       -------       -----
      Total Held to Maturity   . . . . . . . . . . . . . . . . . . . . . .          1,484            47       12.81
  Available for Sale   . . . . . . . . . . . . . . . . . . . . . . . . . .          4,428           133       12.20
                                                                                  -------       -------       -----
  Total Investment Securities  . . . . . . . . . . . . . . . . . . . . . .          5,912           180       12.35
Loans:
  Domestic Offices   . . . . . . . . . . . . . . . . . . . . . . . . . . .         44,111           945        8.69
  Overseas Offices   . . . . . . . . . . . . . . . . . . . . . . . . . . .         18,036           586       13.19**
                                                                                  -------       -------       -----
  Total Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         62,147         1,531       10.00
    Less: Reserve for Possible Credit Losses***  . . . . . . . . . . . . .          1,979             -          -
                                                                                  -------       -------       -----
    Loans, Net                                                                     60,168         1,531       10.00
                                                                                  -------       -------       -----
    Total Interest-Earning Assets***, Net                                          84,729         2,169       10.15
                                                                                  -------       -------       -----
Summary--Gross Interest-Earning Assets:
Domestic Offices   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         58,305         1,102        7.67
Overseas Offices   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         28,403         1,067       15.24
                                                                                  -------       -------       -----
    Total Gross Interest-Earning Assets  . . . . . . . . . . . . . . . . .         86,708        $2,169       10.15%
                                                                                  -------       -------       -----
Noninterest-Earning Assets:
Cash and Due from Banks. . . . . . . . . . . . . . . . . . . . . . . . . .          6,285
Customers' Liability on Acceptances  . . . . . . . . . . . . . . . . . . .            736
Premises and Equipment   . . . . . . . . . . . . . . . . . . . . . . . . .          1,878
Accrued Interest Receivables   . . . . . . . . . . . . . . . . . . . . . .            781
Other Assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,279
                                                                                  -------
    Total Noninterest-Earning Assets                                               14,959
                                                                                  -------
      Total Assets                                                                $99,688
                                                                                  -------

*    Prior to October 31, 1993, included trading securities and derivatives only.  Foreign exchange, equity index linked, commodity and bullion contracts were reported in Other Assets while short sales were reported as Other Liabilities.
**   Reflects the extraordinarily high level of local interest rates prevailing in certain Latin American countries with highly inflationary economies.
***  Reserve for Possible Credit Losses excluded from calculations of average balances and average rates, as appropriate.
NOTE:   Loan and other asset amounts include nonaccrual and restructured loans and ORE, as applicable, including loans and ORE transferred to the accelerated disposition portfolio since they were transferred on March 31, 1993.


Average Balances, Interest and Average Rates - Taxable Equivalent
The Chase Manhattan Corporation and Subsidiaries

                                                                                               First Quarter 1993
                                                                                    ------------------------------------------
                                                                                    Average                            Average
($ in millions, based on daily averages)                                            Balance         Interest              Rate
                                                                                    -------         --------           -------
Liabilities, Redeemable Preferred Stock and Stockholders' Equity
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
   Domestic Offices:
     Savings and Negotiable Order of Withdrawal Deposits  . . . . . . . . . .      $  5,390           $   30             2.26%
     Money Market Deposits  . . . . . . . . . . . . . . . . . . . . . . . . .        10,585               66             2.55
     Negotiable Certificates of Deposit   . . . . . . . . . . . . . . . . . .         2,357               46             7.86
     Other Time Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . .         9,967               54             2.18
                                                                                   --------            -----           ------
   Total Domestic Offices                                                            28,299              196             2.81
   Overseas Offices                                                                  25,086              343             5.54
                                                                                   --------            -----           ------
     Total Interest-Bearing Deposits  . . . . . . . . . . . . . . . . . . . .        53,385              539             4.09
Federal Funds Purchased and Securities Sold Under Repurchase Agreements . . .        10,634              138             5.26
Other Short-Term Borrowings:
   Domestic Offices   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,290               35             6.17
   Overseas Offices   . . . . . . . . . . . . . . . . . . . . . . . . . . . .           946              250           107.45*
                                                                                   --------            -----          -------
   Total Other Short-Term Borrowings. . . . . . . . . . . . . . . . . . . . .         3,236              285            35.78
Intermediate- and Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . .         6,670              151             9.21
                                                                                   --------            -----           ------
     Total Interest-Bearing Liabilities                                              73,925            1,113             6.11
                                                                                   --------            -----           ------
Summary--Interest-Bearing Liabilities:
Domestic Offices  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        45,323              383             3.43
Overseas Offices  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        28,602              730            10.36
                                                                                   --------            -----           ------
Noninterest-Bearing Liabilities:
Deposits in Domestic Offices  . . . . . . . . . . . . . . . . . . . . . . . .        12,973
Deposits in Overseas Offices  . . . . . . . . . . . . . . . . . . . . . . . .         1,817
Acceptances Outstanding   . . . . . . . . . . . . . . . . . . . . . . . . . .           758
Accounts Payable, Accrued Expenses and Other Liabilities  . . . . . . . . . .         3,490
                                                                                   --------
     Total Noninterest-Bearing Liabilities                                           19,038
                                                                                   --------
       Total Liabilities                                                             92,963
                                                                                   --------
Redeemable Preferred Stock                                                               53
                                                                                   --------
Stockholders' Equity:
Nonredeemable Preferred Stock . . . . . . . . . . . . . . . . . . . . . . . .         1,598
Common Stockholders' Equity   . . . . . . . . . . . . . . . . . . . . . . . .         5,074
                                                                                   --------
       Total Stockholders' Equity                                                     6,672
                                                                                   --------
       Total Liabilities, Redeemable Preferred Stock
         and Stockholders' Equity                                                  $ 99,688
                                                                                   --------
Taxable Equivalent Net Interest Revenue and Average Interest Rate Spread                             $1,056              4.04%
                                                                                                      -----            ------
Net Interest Revenue as a Percentage of Gross Interest-Earning Assets                                                    4.94%
                                                                                                                       ------

*  Reflects the extraordinarily high level of local interest rates prevailing in certain Latin American countries with highly inflationary economies.


  INVESTMENT SECURITIES
  The Chase Manhattan Corporation and Subsidiaries

       SECURITIES--HELD TO MATURITY

                                                 March 31, 1994                      December 31, 1993            March 31, 1993
                                    --------------------------------------    -----------------------------   -------------------
                                                      Gross          Gross
                                    Amortized    Unrealized     Unrealized     Fair   Amortized       Fair    Amortized     Fair
($ in millions)                          Cost         Gains         Losses    Value*       Cost      Value*        Cost    Value*
                                    ---------    ----------     ----------    ------  ---------      ------   ---------    ------
U.S. Treasury Securities   . . .       $   26           $ 1            $--    $   27     $   31      $   33      $   44    $   46
Federal Agency Securities**  . .          394            --             --       394        662         666         644       653
State and Political Subdivision
  Securities   . . . . . . . . .          374            14              1       387        419         446         466       496
Other Bonds, Notes and
  Debentures:
    Securities Issued by OECD
      Central Governments
        and their Agencies***  .            5            --             --         5         16          16          19        20
    Securities Issued by Other
      Foreign Central
        Governments and
          their Agencies  . . .            10            --             --        10         10          10           9         9
    Privately-Issued Mortgage-
      Backed Securities   . . .           218             1              6       213         35          35          44        41
  Corporate and Other Debt
    Securities                            139            --             --       139         35          35          53        53
                                        -----            --             --     -----      -----       -----       -----     -----
    Total Other Bonds, Notes
      and Debentures                      372             1              6       367         96          96         125       123
                                        -----            --             --     -----      -----       -----       -----     -----
Federal Reserve Bank and
  Other Stock Investments . . .           179            --             --       179        176         176         167       167
                                        -----            --             --     -----      -----       -----       -----     -----
Total                                  $1,345           $16            $ 7    $1,354     $1,384      $1,417      $1,446    $1,485
                                        -----            --             --     -----      -----       -----       -----     -----

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

Note: Interest and dividends on investment securities at historical cost in terms of taxable interest income, nontaxable interest income, and dividends for the first quarter of 1994 were: $31 million, $7 million and $3 million, respectively; and for the first quarter of 1993 were: $31 million, $9 million and $2 million, respectively.

INVESTMENT SECURITIES
The Chase Manhattan Corporation and Subsidiaries

                                                                                                                SECURITIES--AT
                                                                                                                   LOWER OF
                                                  SECURITIES--AVAILABLE FOR SALE AT FAIR VALUE                  COST OR MARKET
                                     ----------------------------------------------------------------------  ---------------------
                                                     March 31, 1994                    December 31, 1993         March 31, 1993
                                     -------------------------------------    -----------------------------   --------------------
                                                       Gross         Gross
                                     Amortized    Unrealized    Unrealized     Fair    Amortized      Fair    Amortized      Fair
($ in millions)                           Cost         Gains        Losses    Value*        Cost     Value*        Cost     Value*
                                     ---------    ----------    ----------    ------   ---------     ------   ---------     ------
U.S. Treasury Securities  . . . . .     $2,304          $  4          $ --    $2,308      $2,273     $2,307      $1,568     $1,627
Federal Agency Securities** . . . .      1,118             1             4     1,115       1,202      1,213         671        693
State and Political Subdivision
   Securities . . . . . . . . . . .          8            --            --         8          --         --          --         --
Other Bonds, Notes and
   Debentures:
     Securities Issued by OECD
       Central Governments
         and their Agencies***  . .        960             2            27        935      1,535      1,564       1,322      1,322
     Securities Issued by Other
       Foreign Central
         Governments and
           their Agencies . . . . .      1,171             2           136      1,037      1,476      1,618         387        384
     Privately-Issued Mortgage-
       Backed Securities  . . . . .         88             2            --         90        136        139         232        237
   Corporate and Other Debt
     Securities   . . . . . . . . .        420            28             5        443        318        338         474        479
                                         -----           ---           ---      -----      -----      -----       -----      -----
     Total Other Bonds, Notes
       and Debentures                    2,639            34           168      2,505      3,465      3,659       2,415      2,422
                                         -----           ---           ---      -----      -----      -----       -----      -----
Federal Reserve Bank and
   Other Stock Investments  . . . .        338           141            --        479        312        511         271        563
                                         -----           ---           ---      -----      -----      -----       -----      -----
Total                                   $6,407          $180          $172     $6,415     $7,252     $7,690      $4,925     $5,305
                                         -----           ---           ---      -----      -----      -----       -----      -----

*     The fair/market values of securities are estimated utilizing independent pricing services and are based on available market data, which often reflect transactions of relatively small size and are not necessarily indicative of the prices at which large amounts of particular issues could be sold.
**    Primarily Mortgage-Backed Federal Agency Securities.
***   OECD includes all countries that are members of the Organization for Economic
      Cooperation and Development, excluding the United States.

Note: Interest and dividends on investment securities available for sale in terms of taxable interest income and dividends for the first quarter of 1994 were: $163 million and $2 million, respectively; and for the first quarter of
      1993 were: $132 million and $1 million, respectively.


Average Loan Balances
The Chase Manhattan Corporation and Subsidiaries

                                                                                                First Quarter
                                                                                         ------------------------
($ in millions, based on daily averages)                                                   1994            1993
                                                                                         ---------      ---------
Domestic Offices:
  Wholesale
    Commercial Real Estate    . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 3,076         $ 6,433*
    Commercial and Industrial   . . . . . . . . . . . . . . . . . . . . . . . . .           8,370           8,912
    Financial Institutions  . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,204           1,751
    Lease Financings    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,484           1,665
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,683           1,549
  Consumer:
    Secured by 1-4 Family Residential Properties  . . . . . . . . . . . . . . . .          13,937          10,383
    Credit Card   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,245           6,018
    Other Consumer    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8,328           7,724
                                                                                           ------          ------
Total Domestic Offices, Gross . . . . . . . . . . . . . . . . . . . . . . . . . .          44,327          44,435
Less: Unearned Discount and Fee Revenue . . . . . . . . . . . . . . . . . . . . .             174             324
                                                                                           ------          ------
Total Domestic Offices                                                                     44,153          44,111
                                                                                           ------          ------
Overseas Offices, Gross . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          17,159          18,078
Less: Unearned Discount and Fee Revenue . . . . . . . . . . . . . . . . . . . . .              43              42
                                                                                           ------          ------
Total Overseas Offices                                                                     17,116          18,036
                                                                                           ------          ------
Total Average Loans                                                                       $61,269         $62,147
                                                                                           ------          ------

* Includes the loans transferred to the accelerated disposition portfolio since they were transferred on March 31, 1993.

Analysis of Credit Loss Experience
The Chase Manhattan Corporation and Subsidiaries

                                                         1994                                1993
                                                 ----------------------------------------------------------------------------
($ in millions)                                   1st Quarter    4th Quarter      3rd Quarter     2nd Quarter     1st Quarter
                                                  -----------    -----------      ----------      -----------     -----------
Reserve for Possible Credit Losses at
  Beginning of Period                                  $1,425         $1,916          $1,918          $1,912          $1,913
Net Loan Charge-Offs:
  Domestic Loans:
    Commercial Real Estate  . . . . . . . . . .            51             54              58              74              91
    Commercial and Industrial   . . . . . . . .            (2)            16              40              50              18
    Financial Institutions  . . . . . . . . . .            12             11               5               2               9
    Lease Financings  . . . . . . . . . . . . .             1              8               2               3               1
    Consumer    . . . . . . . . . . . . . . . .            94            100              97              95             103
                                                       ------        -------        --------        --------       ---------
      Total Domestic Net Loan Charge-Offs                 156            189             202             224             222
                                                       ------        -------        --------        --------       ---------
  International Loans:
    Commercial Real Estate  . . . . . . . . . .            --             --               1              --              --
    Commercial and Industrial   . . . . . . . .            11             35              11              (2)              4
    Financial Institutions  . . . . . . . . . .            (1)             1              (4)             (1)             (1)
    Consumer  . . . . . . . . . . . . . . . . .            --              1               1               1              --
    Foreign Governments and Official                      (10)           453               5              --              (5)
     Institutions . . . . . . . . . . . . . . .
                                                       ------        -------        --------        --------       ---------
      Total International Net Loan Charge-Offs*            --            490              14              (2)             (2)
                                                       ------        -------        --------        --------       ---------
    Total Net Loan Charge-Offs                            156            679             216             222             220
                                                       ------        -------        --------        --------       ---------
Provision for Credit Losses Charged to
  Expenses. . . . . . . . . . . . . . . . . . .           160            195             215             225             360
Provision for Loans Held for
  Accelerated Disposition   . . . . . . . . . .            --             --              --              --             566
Writedown of Loans Transferred to
  Accelerated Disposition Portfolio . . . . . .            --             --              --              --            (701)
Reserves of Disposed Subsidiaries and Other
  Adjustments   . . . . . . . . . . . . . . . .            --             (7)             (1)              4              (6)
Foreign Exchange Translation Adjustments                   --             --              --              (1)             --
                                                       ------        -------        --------        --------       ---------
Reserve For Possible Credit Losses at End
of Period                                              $1,429         $1,425          $1,916          $1,918          $1,912
                                                       ------        -------        --------        --------       ---------

* Includes net loan charge-offs (recoveries) applicable to refinancing countries of $(2) million, $484 million, $1 million, $(2) million and $(7) million, respectively.


INTERMEDIATE- AND LONG-TERM DEBT
The Chase Manhattan Corporation and Subsidiaries

Intermediate- and Long-Term Debt consists of obligations having an original maturity at issuance of more than one year. A summary of Intermediate- and Long-Term Debt, net of unamortized original issue discount, outstanding at March 31, 1994 and December 31, 1993 and certain applicable terms is presented below. The distribution of maturities is based on contractual maturity or the earliest date which the debt can be redeemed at the option of the holder.


                                                                                           Amount Outstanding
                                                                Maturity      Interest    March 31,       December 31,    Other
($ in millions)                                                     Date         Rate*        1994            1993        Data**
                                                                --------      --------    --------        ------------    ------
COMPANY:
   Medium-Term Notes. . . . . . . . . . . . . . .             1994--1997  5.52--9.61%      $  453         $  530
   Floating Rate Medium-Term Notes. . . . . . . .             1994--1995  3.35--4.88          377            409
   Floating Rate Oil-Linked Notes . . . . . . . .                   1994        4.56           10             10
   Notes. . . . . . . . . . . . . . . . . . . . .                   1994        7.38           --            158             T
   Notes. . . . . . . . . . . . . . . . . . . . .                   1996        8.50          250            250             T
   Notes. . . . . . . . . . . . . . . . . . . . .                   1997        7.88          227            227             T
   Floating Rate Subordinated Notes . . . . . . .                   1997        3.75          175            175           S,T
   Subordinated Notes . . . . . . . . . . . . . .                   1997        7.50          200            200           S,T
   Non-U.S. Currency Borrowings . . . . . . . . .                   1998        5.30           49             45
   Floating Rate Notes. . . . . . . . . . . . . .                   1999        4.10           11             11             R
   Subordinated Medium-Term Notes . . . . . . . .                   1999  7.58--9.00          175            175           S,T
   Subordinated Notes . . . . . . . . . . . . . .                   1999       10.00          275            275           S,T
   Subordinated Notes . . . . . . . . . . . . . .                   1999        8.00          200            200           S,T
   Subordinated Notes . . . . . . . . . . . . . .                   1999        7.75          200            200           S,T
   Floating Rate Subordinated Notes . . . . . . .                   2000        5.00          250            250         S,R,T
   Subordinated Notes . . . . . . . . . . . . . .                   2001        9.38          200            200           S,T
   Subordinated Notes . . . . . . . . . . . . . .                   2001        9.75          150            150           S,T
   Subordinated Notes . . . . . . . . . . . . . .                   2003        7.50          200            200           S,T
   Floating Rate Subordinated Notes
     (Three Issues) . . . . . . . . . . . . . . .                   2003  4.35--5.50          342            341           S,T
   Subordinated Notes . . . . . . . . . . . . . .                   2005        6.50          198            198           S,T
   Subordinated Notes . . . . . . . . . . . . . .                   2008        6.75          199            199           S,T
   Subordinated Notes . . . . . . . . . . . . . .                   2008        6.13           99             99           S,T
   Fixed Rate Subordinated Note . . . . . . . . .                   2009        6.50          149             --           S,T
   Floating Rate Subordinated Notes . . . . . . .                   2009        5.25          321            321         S,R,T
   Other Borrowings . . . . . . . . . . . . . . .             1994--1996         ***            9             13
                                                              ----------   ---------        -----          -----         -----
       Total                                                                                4,719          4,836
                                                                                            -----          -----         -----
BANK:
   Student Loan Marketing Association
     Borrowings . . . . . . . . . . . . . . . . .                   1994  3.48--4.26          500            500
   Floating Rate Subordinated Note. . . . . . . .                   1996        8.50          400            400           S,C
   Subordinated Note Issued with Equity
     Contract . . . . . . . . . . . . . . . . . .                   1999        9.25          150            150           S,C
   Subordinated Note. . . . . . . . . . . . . . .                   1999        6.25          260            260           S,C
   Fixed Rate Subordinated Notes
    (Three Issues). . . . . . . . . . . . . . . .                   2010        9.00        1,100          1,100           S,C
   Subordinated Notes (Two Issues). . . . . . . .                   2012        9.00          450            450           S,C
   Other Borrowings . . . . . . . . . . . . . . .             1994--2013         ***          178            172
                                                              ----------    --------        -----          -----         -----
          Total                                                                             3,038          3,032
                                                                                            -----          -----         -----
OTHER SUBSIDIARIES
   Subordinated Note. . . . . . . . . . . . . . .                   1997        5.63          200             --           S,C
   Subordinated Note. . . . . . . . . . . . . . .                   2012        9.00          250            250           S,C
   Other Borrowings . . . . . . . . . . . . . . .              1994-1997         ***          112            133
                                                             -----------   ---------        -----          -----         ------
       Total                                                                                  562            383
                                                                                            -----          -----
Less: Investment by the Company in a Subordinated Note
   Issued with Equity Contract of the Bank and other                                        2,810          2,610           S,C
     Subordinated Debentures  . . . . . . . . . .                                           -----          -----         ------
Total Intermediate-and Long-Term Debt                                                      $5,509         $5,641
                                                                                            -----          -----         ------

*    The interest rates shown for floating rate issues are those in effect at March 31, 1994, or in the case of those issues redeemed in 1994 at the date of redemption.  Such floating interest rates are determined by formulas, subject to certain minimum rates.
**   Issues indicated by:
     "S"--Subordinated in right of payment to claims of depositors and certain other creditors, as applicable.
     "C"--Held by the Company.
     "R"--Redeemable in whole, or in part, at the option of Chase, prior to maturity.
     "T"--Qualifies as Tier II capital under the Risk-based Capital guidelines.
***  Consists of numerous borrowings which bear interest at rates generally reflecting market conditions in the applicable countries at the time of issuance or repricing.


Consolidated Statement of Income (Five Quarters)
The Chase Manhattan Corporation and Subsidiaries

                                                                   1994                            1993
                                                                         ----------------------------------------------------
($ in millions, except per share data)                      1st Quarter  4th Quarter  3rd Quarter  2nd Quarter    1st Quarter
                                                            -----------  -----------  -----------  -----------    -----------
Interest Revenue
  Interest and Fees On Loans. . . . . . . . . . . . . .          $1,301       $1,479       $1,405       $1,383        $1,528
  Interest On Deposits Placed With Banks. . . . . . . .             130          164          214          191           148
  Interest and Dividends on Investment Securities:
    Held to Maturity. . . . . . . . . . . . . . . . . .              41           42           42           42            42
    Available for Sale  . . . . . . . . . . . . . . . .             165           --           --           --            --
    At Lower of Cost or Market  . . . . . . . . . . . .              --          133          121          130           133
  Interest On Federal Funds Sold and Securities
    Purchased Under Resale Agreements . . . . . . . . .             326          245          261          265           258
  Interest On Trading Account Assets. . . . . . . . . .             119           92           51           47            52
                                                            -----------  -----------  -----------  -----------    -----------
    Total Interest Revenue                                        2,082        2,155        2,094        2,058         2,161
                                                            -----------  -----------  -----------  -----------    -----------
Interest Expense
  Deposits. . . . . . . . . . . . . . . . . . . . . . .             525          469          513          493           539
  Federal Funds Purchased and Securities
    Sold Under Repurchase Agreements. . . . . . . . . .             124          127          150          155           138
  Commercial Paper. . . . . . . . . . . . . . . . . . .              13           11           13           12            10
  Other Short-Term Borrowings . . . . . . . . . . . . .             393          460          405          344           275
  Intermediate- and Long-Term Debt. . . . . . . . . . .              76           86           94          160           151
                                                            -----------  -----------  -----------  -----------    -----------
    Total Interest Expense                                        1,131        1,153        1,175        1,164         1,113
                                                            -----------  -----------  -----------  -----------    -----------
Net Interest Revenue                                                951        1,002          919          894         1,048
Provision for Possible Credit Losses. . . . . . . . . .             160          195          215          225           360
Provision for Loans Held for Accelerated
  Disposition . . . . . . . . . . . . . . . . . . . . .              --           --           --           --           566
                                                            -----------  -----------  -----------  -----------    -----------
Net Interest Revenue After Provisions for Possible
  Credit Losses and Loans Held for Accelerated
  Disposition . . . . . . . . . . . . . . . . . . . . .             791          807          704          669           122
                                                            -----------  -----------  -----------  -----------    -----------
Other Operating Revenue
  Fees and Commissions. . . . . . . . . . . . . . . . .             446          401          406          388           367
  Foreign Exchange Trading Revenue. . . . . . . . . . .              85           75           93           85           103
  Trading Account Revenue . . . . . . . . . . . . . . .              94           93           93          102            72
  Investment Securities Gains . . . . . . . . . . . . .              79           12           15           14             6
  Other Revenue . . . . . . . . . . . . . . . . . . . .             149          297          113          104           110
                                                            -----------  -----------  -----------  -----------    -----------
    Total Other Operating Revenue                                   853          878          720          693           658
                                                            -----------  -----------  -----------  -----------    -----------
Other Operating Expenses
  Salaries and Employee Benefits:
    Salaries. . . . . . . . . . . . . . . . . . . . . .             415          417          409          387           377
    Employee Benefits . . . . . . . . . . . . . . . . .             129          130          117          115           125
                                                            -----------  -----------  -----------  -----------    -----------
                                                                    544          547          526          502           502
  Net Occupancy . . . . . . . . . . . . . . . . . . . .             100          112           93           93           106
  Equipment Rentals, Depreciation and
    Maintenance . . . . . . . . . . . . . . . . . . . .              71           85           73           69            71
  Provision for Other Real Estate Held for
    Accelerated Disposition . . . . . . . . . . . . . .              --           --           --           --           318
  Other Expenses. . . . . . . . . . . . . . . . . . . .             342          455          333          331           304
                                                            -----------  -----------  -----------  -----------    -----------
    Total Other Operating Expenses                                1,057        1,199        1,025          995         1,301
                                                            -----------  -----------  -----------  -----------    -----------
  Income (Loss) Before Taxes. . . . . . . . . . . . . .             587          486          399          367          (521)
  Applicable Income Taxes (Benefits). . . . . . . . . .             223          173          132          134          (174)
                                                            -----------  -----------  -----------  -----------    -----------
Income (Loss) Before Cumulative Effect of Change in
  Accounting Principle. . . . . . . . . . . . . . . . .             364          313          267          233          (347)
                                                            -----------  -----------  -----------  -----------    -----------
Cumulative Effect of Change in Accounting Principle-
  Adoption of SFAS 109  . . . . . . . . . . . . . . . .              --           --           --           --           500
                                                            -----------  -----------  -----------  -----------    -----------
Net Income                                                       $  364      $   313      $   267      $   233       $   153
                                                            -----------  -----------  -----------  -----------    -----------
Net Income Applicable to Common Stock                            $  333      $   282      $   231      $   196       $   117
                                                            -----------  -----------  -----------  -----------    -----------
Average Common and Common Equivalent Shares
  Outstanding (in millions)                                       185.4        184.8        184.3        162.4        157.6
Primary Earnings (Loss) Per Common Share, Before
Cumulative Effect of Change in Accounting
  Principle Based on Average Shares                              $ 1.80      $  1.53      $  1.25      $  1.20       $(2.43)
Outstanding
Cumulative Effect of Change in Accounting Principle-
  Adoption of SFAS 109                                               --           --          --            --         3.17
                                                            -----------  -----------  -----------  -----------    -----------
Primary Earnings Per Common Share                                $ 1.80      $  1.53      $  1.25      $  1.20       $  .74
                                                            -----------  -----------  -----------  -----------    -----------
Cash Dividends Declared Per Common Share                         $  .33      $   .30      $   .30      $   .30       $  .30
                                                            -----------  -----------  -----------  -----------    -----------

PART II -- OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

      (a)  Exhibits

           Exhibit 11

           Statement re:  Computation of Earnings Per Common Share

           Exhibit 12

           Statement re:  Computation of Ratios of Earnings to Fixed Charges

      (b)  Report on Form 8-K

           The registrant filed the following reports on Form 8-K during the quarter ended March 31, 1994:

           Date of
           Report       Items Reported

           1/18/94 -- The items reported by the Registrant in this Current
                      Report on Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statements, Pro forma Financial Information and Exhibits). The following financial statements of Registrant were filed therewith:

                          (i) Statement of Condition of The Chase Manhattan
                              Corporation at December 31, 1993 and 1992.

                         (ii) Statement of Income of The Chase Manhattan
                              Corporation for the quarters and years ended
                              December 31, 1993 and 1992.

                        (iii) Statement of Condition of The Chase Manhattan
                              Bank, N.A. at December 31, 1993 and 1992.

           1/20/94 -- The items reported by the Registrant in this Current
                      Report on Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statements, Pro forma Financial Information and Exhibits) relating to the Registrant's issuance and sale of $150,000,000 aggregate principal amount of 6.50% Subordinated Notes Due 2009.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE CHASE MANHATTAN CORPORATION
                                   (Registrant)



Date:  May 16, 1994                 By:    LESTER J. STEPHENS, JR.
                                           --------------------------

                                           Lester J. Stephens, Jr.
                                           (Senior Vice President and
                                             Controller)

                                 EXHIBIT INDEX



EXHIBIT    DOCUMENT                                                                                              PAGE
11         Statement re:  Computation of Earnings Per Common Share for the
           quarters ended March 31, 1994 and 1993                                                                39

12         Statement re:  Computation of Ratios of Earnings to Fixed Charges for the
           quarters ended March 31, 1994 and 1993 and for each of the five
           years in the period ended December 31, 1993                                                           40

                               EDGAR Graphic Appendix

Pursuant to Regulation S-T Item 304, the following is a description of the graphic image material identified in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations by the word [Graph] followed by the number of the graphic or image.


Graphic Number                    Page                              Description
- - --------------                    ----                              -----------
1.                                19.                               Bar graph entitled "Cumulative
                                                                    Interest Rate Gaps March 31,
                                                                    1994 $ in millions" showing the
                                                                    net assets or net liabilities,
                                                                    in separate bars titled
                                                                    including derivatives and
                                                                    excluding derivatives,
                                                                    respectively, for the following
                                                                    periods:  net assets of $5,758
                                                                    and $439, respectively, for 1-3
                                                                    months; net assets of $7,039
                                                                    and net liabilities of $3,274,
                                                                    respectively, for 3-9 months;
                                                                    net liabilities of $1,141 and
                                                                    $5,078, respectively, for 1995;
                                                                    net liabilities of $3,990 and
                                                                    $10,163, respectively, for
                                                                    1996; net liabilities of $7,102
                                                                    and $13,007, respectively, for
                                                                    1997; net liabilities of $8,188
                                                                    and $13,274, respectively, for
                                                                    1998; net liabilities of $6,931
                                                                    and $11,517, respectively, for
                                                                    1999; and net liabilities of
                                                                    $6,749 and $11,077,
                                                                    respectively, for 2000.