Form 10-Q
period 1994-06-30
CHASE MANHATTAN CORP
filed 1994-08-12
CIK 19489

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-Q


             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  JUNE 30, 1994

                                       OR

            (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
                                               -----      -----

         The number of shares outstanding of the registrant's common stock was 185,052,955 at June 30, 1994.

                        Exhibit Index Located on Page 40

The Chase Manhattan Corporation
June 30, 1994 Form 10-Q



TABLE OF CONTENTS


PART I. -    FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . 3

Item 1.      FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

             The Chase Manhattan Corporation and Subsidiaries:
             Consolidated Statement of Condition  . . . . . . . . . . . . . . . . . . . 4
             Consolidated Statement of Income . . . . . . . . . . . . . . . . . . . . . 5
             Consolidated Statement of Changes in Stockholders' Equity  . . . . . . . . 6
             Consolidated Statement of Cash Flows . . . . . . . . . . . . . . . . . . . 7
             Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . 8

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . 9

             Comparative Financial Information:
             Financial Ratios . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24
             Stockholder Data . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
             The Chase Manhattan Bank, N.A. and Subsidiaries Consolidated
                 Statement of Condition . . . . . . . . . . . . . . . . . . . . . . .  26
             Average Balances, Interest and Average Rates -  Taxable Equivalent . . .  27
             Investment Securities  . . . . . . . . . . . . . . . . . . . . . . . . .  31
             Average Loan Balances  . . . . . . . . . . . . . . . . . . . . . . . . .  33
             Analysis of Credit Loss Experience . . . . . . . . . . . . . . . . . . .  33
             Intermediate- and Long-Term Debt . . . . . . . . . . . . . . . . . . . .  34
             Consolidated Statement of Income (Five Quarters) . . . . . . . . . . . .  35

PART II. -   OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . .  36

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . .  36

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . .  38

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  40

PART I. -- FINANCIAL INFORMATION

Item 1.  Financial Statements
The Consolidated Statement of Condition of The Chase Manhattan Corporation (the Company) and its subsidiaries (the Corporation or Chase) at June 30, 1994, December 31, 1993 and June 30, 1993, the Consolidated Statement of Income for the quarters and six months ended June 30, 1994 and 1993, the Consolidated Statement of Changes in Stockholders' Equity for the six months ended June 30, 1994 and 1993 and the Consolidated Statement of Cash Flows for the six months ended June 30, 1994 and 1993 are set forth on the following pages.
         The interim consolidated financial statements are unaudited. However, in the opinion of Management, all adjustments, consisting only of normal recurring accruals, necessary for the fair presentation of the financial position, results of operations and cash flows for such periods, have been made. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (the 1993 Annual Report). Prior periods' financial statements have been reclassified to conform with the current financial statement presentations.
         Throughout this report, the term Corporation refers to The Chase Manhattan Corporation and its direct and indirect subsidiaries, including the following mentioned in this report: The Chase Manhattan Bank, N.A. (the Bank), The Chase Manhattan Bank (USA) (Chase USA), and The Chase Manhattan Bank of Maryland (Chase Maryland). The term banking subsidiaries, as used in this report, includes any of the following commercial banks: the Bank, Chase USA, The Chase Manhattan Bank of Connecticut, N.A., Chase Maryland, and The Chase Manhattan Bank of Florida, N.A. The term Bank, as used in this report, refers to The Chase Manhattan Bank, N.A. and its subsidiaries, including Chase Manhattan Overseas Banking Corporation, which holds investments in overseas commercial banking and financial services subsidiaries. The term nonbanking subsidiaries, as used in this report, refers to subsidiaries of the Company not chartered as commercial banks that are engaged in investment banking, commercial and consumer financing and other financial services.

Consolidated Statement of Condition
The Chase Manhattan Corporation and Subsidiaries

                                                                                    June 30,          December 31,    June 30,
($ in millions)                                                                       1994                1993          1993
                                                                                   ----------         ------------    --------
Assets
Cash and Due from Banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   4,937          $   6,068      $ 4,844
Interest-Bearing Deposits Placed with Banks . . . . . . . . . . . . . . . . . . .       5,968              5,309        6,045
Federal Funds Sold and Securities Purchased Under Resale Agreements . . . . . . .       6,986              6,586        5,974
Trading Account Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20,939              6,933        4,877
Investment Securities:
   Held to Maturity (Market Value of $1,647, $1,417 and $1,459, Respectively) . .       1,651              1,384        1,419
   Available for Sale Carried at Fair Value . . . . . . . . . . . . . . . . . . .       5,475              7,690           --
   At Lower of Cost or Market (Market Value of $6,454)  . . . . . . . . . . . . .          --                 --        6,044
                                                                                    ---------          ---------      -------
     Total Investment Securities  . . . . . . . . . . . . . . . . . . . . . . . .       7,126              9,074        7,463
Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      60,482             60,493       61,236
   Less:  Reserve for Possible Credit Losses  . . . . . . . . . . . . . . . . . .       1,435              1,425        1,918
                                                                                    ---------          ---------      -------
     Loans, Net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      59,047             59,068       59,318
Assets Held for Accelerated Disposition . . . . . . . . . . . . . . . . . . . . .          45                222          884
Customers' Liability on Acceptances . . . . . . . . . . . . . . . . . . . . . . .         633                689          745
Accrued Interest Receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .         901                871          841
Premises and Equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,791              1,782        1,942
Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,122              5,501        6,152
                                                                                    ---------          ---------      -------
       Total Assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 114,495          $ 102,103      $99,085
                                                                                    ---------          ---------      -------
Liabilities, Redeemable Preferred Stock and Stockholders' Equity
Deposits:
   Domestic Offices:    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
     Noninterest-Bearing  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  11,835          $  14,217      $11,556
     Interest-Bearing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      25,147             27,648       28,206
   Overseas Offices:    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
     Noninterest-Bearing  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,859              2,473        1,961
     Interest-Bearing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      29,067             27,171       26,885
                                                                                    ---------          ---------      -------
       Total Deposits   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      68,908             71,509       68,608
Federal Funds Purchased and Securities Sold Under Repurchase Agreements . . . . .       7,032              7,890        6,763
Commercial Paper  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,487              1,465        1,475
Other Short-Term Borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,631              1,813        1,824
Trading Account Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .      14,052                 --           --
Acceptances Outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         644                696          755
Accrued Interest Payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         471                416          480
Accounts Payable, Accrued Expenses and Other Liabilities  . . . . . . . . . . . .       5,852              4,551        5,238
Intermediate- and Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . .       4,825              5,641        6,220
                                                                                    ---------          ---------      -------
       Total Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     105,902             93,981       91,363
                                                                                    ---------          ---------      -------
Redeemable Preferred Stock (Without Par Value, None and 530,369 Shares
   Outstanding, Respectively) . . . . . . . . . . . . . . . . . . . . . . . . . .          --                 --           53
                                                                                    ---------          ---------      -------
Stockholders' Equity:
   Nonredeemable Preferred Stock (Without Par Value, 60,539,738,
     51,439,738 and 56,439,738 Shares Outstanding, Respectively)  . . . . . . . .       1,627              1,399        1,649
   Common Stock ($2.00 Par Value):
                                         6/30/94      12/31/93       6/30/93
                                     -----------   -----------   -----------
     Number of Shares:
       Authorized                    500,000,000   500,000,000   500,000,000
       Outstanding                   185,052,955   184,290,491   183,194,093              370                369          366

   Surplus  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,935              3,922        3,889
   Net Unrealized Gains on Investment Securities-Available for Sale . . . . . . .           9                264           --
   Retained Earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,652              2,168        1,765
                                                                                   ----------          ---------      -------
       Total Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . . . .       8,593              8,122        7,669
                                                                                   ----------          ---------      -------
       Total Liabilities, Redeemable Preferred Stock and Stockholders' Equity . .  $  114,495          $ 102,103      $99,085
                                                                                   ----------          ---------      -------


The accompanying notes on page 8 are an integral part of the financial statements.


Consolidated Statement of Income
The Chase Manhattan Corporation and Subsidiaries

                                                                                              Quarter Ended       Six Months Ended
                                                                                                June 30,              June 30,
                                                                                         -------------------    ------------------
($ in millions, except per common share data)                                              1994        1993      1994        1993
                                                                                         --------    -------    -------    -------
Interest Revenue
Interest and Fees on Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  1,376    $ 1,383    $ 2,677    $ 2,911
Interest on Deposits Placed with Banks  . . . . . . . . . . . . . . . . . . . . . . .         127        191        257        339
Interest and Dividends on Investment Securities:
   Held to Maturity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          42         42         83         84
   Available for Sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         178         --        343         --
   At Lower of Cost or Market . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --        130         --        263
Interest on Federal Funds Sold and Securities Purchased Under Resale Agreements . . .         490        265        815        522
Interest on Trading Account Assets  . . . . . . . . . . . . . . . . . . . . . . . . .          92         47        211         99
                                                                                         --------    -------    -------    -------
     Total Interest Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,305      2,058      4,386      4,218
                                                                                         --------    -------    -------    -------
Interest Expense
Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         654        493      1,178      1,032
Federal Funds Purchased and Securities Sold Under Repurchase Agreements . . . . . . .         176        155        300        293
Commercial Paper  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          17         12         30         22
Other Short-Term Borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         463        344        856        619
Intermediate- and Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . . .          77        160        153        311
                                                                                         --------    -------    -------    -------
     Total Interest Expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,387      1,164      2,517      2,277
                                                                                         --------    -------    -------    -------
Net Interest Revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         918        894      1,869      1,941
Provision for Possible Credit Losses  . . . . . . . . . . . . . . . . . . . . . . . .         150        225        310        585
Provision for Loans Held for Accelerated Disposition  . . . . . . . . . . . . . . . .          --         --         --        566
                                                                                         --------    -------    -------    -------
Net Interest Revenue After Provisions for Possible Credit Losses and
   Loans Held for Accelerated Disposition . . . . . . . . . . . . . . . . . . . . . .         768        669      1,559        790
                                                                                         --------    -------    -------    -------
Other Operating Revenue
Fees and Commissions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         480        388        926        755
Foreign Exchange Trading Revenue  . . . . . . . . . . . . . . . . . . . . . . . . . .          78         85        163        188
Trading Account Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          73        102        168        175
Investment Securities Gains . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1         14         80         20
Other Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         168        104        318        214
                                                                                         --------    -------    -------    -------
     Total Other Operating Revenue  . . . . . . . . . . . . . . . . . . . . . . . . .         800        693      1,655      1,352
                                                                                         --------    -------    -------    -------
Other Operating Expenses
Salaries and Employee Benefits:
   Salaries . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         418        387        833        762
   Employee Benefits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         118        115        247        240
                                                                                         --------    -------    -------    -------
                                                                                              536        502      1,080      1,002
Net Occupancy . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          98         93        199        198
Equipment Rentals, Depreciation and Maintenance . . . . . . . . . . . . . . . . . . .          74         69        145        140
Provision for Other Real Estate Held for Accelerated Disposition  . . . . . . . . . .          --         --         --        318
Other Expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         365        331        707        638
                                                                                         --------    -------    -------    -------
     Total Other Operating Expenses . . . . . . . . . . . . . . . . . . . . . . . . .       1,073        995      2,131      2,296
                                                                                         --------    -------    -------    -------
Income (Loss) Before Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         495        367      1,083       (154)
Applicable Income Taxes (Benefits)  . . . . . . . . . . . . . . . . . . . . . . . . .         188        134        412        (40)
                                                                                         --------    -------    -------    -------
Income (Loss) Before Cumulative Effect of Change in Accounting Principle  . . . . . .         307        233        671       (114)
Cumulative Effect of Change in Accounting Principle--Adoption of SFAS 109 . . . . . .          --         --         --        500
                                                                                         --------    -------    -------    -------
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    307    $   233    $   671    $   386
                                                                                         --------    -------    -------    -------
Net Income Applicable to Common Stock . . . . . . . . . . . . . . . . . . . . . . . .    $    272    $   196    $   606    $   313
                                                                                         --------    -------    -------    -------
Average Common and Common Equivalent Shares Outstanding (in millions) . . . . . . . .       186.2      162.4      185.6      160.0
Primary Earnings (Loss) Per Common Share, Before Cumulative Effect of Change in
   Accounting Principle, Based on Average Shares Outstanding  . . . . . . . . . . . .    $   1.46    $  1.20    $  3.27    $ (1.17)
Cumulative Effect of Change in Accounting Principle--Adoption of SFAS 109 . . . . . .          --         --         --       3.12
Primary Earnings Per Common Share . . . . . . . . . . . . . . . . . . . . . . . . . .    $   1.46    $  1.20    $  3.27    $  1.95
                                                                                         --------    -------    -------    -------
Cash Dividends Declared Per Common Share  . . . . . . . . . . . . . . . . . . . . . .    $   0.33    $  0.30    $  0.66    $  0.60
                                                                                         --------    -------    -------    -------

The accompanying notes on page 8 are an integral part of the financial statements.


Consolidated Statement of Changes in Stockholders' Equity
The Chase Manhattan Corporation and Subsidiaries

                                                                                                        Six Months Ended June 30,
                                                                                                        -------------------------
($ in millions)                                                                                           1994          1993
                                                                                                         --------     --------
Nonredeemable Preferred Stock
Balance at Beginning of Year (51,439,738 and 49,539,738 Shares, Respectively) . . . . . . . . . . . .    $  1,399     $  1,477
   Issuance of Preferred Stock Series M (6,900,000 Shares)  . . . . . . . . . . . . . . . . . . . . .          --          172
   Issuance of Preferred Stock Series N (9,100,000 Shares)  . . . . . . . . . . . . . . . . . . . . .         228           --
                                                                                                         --------     --------
Balance at End of Period (60,539,738 and 56,439,738 Shares, Respectively)   . . . . . . . . . . . . .       1,627        1,649
                                                                                                         --------     --------
Common Stock
Balance at Beginning of Year (184,290,491 and 156,096,382 Shares, Respectively) . . . . . . . . . . .         369          312
   Shares Issued Pursuant to Common Stock Offering (25,300,000 Shares)  . . . . . . . . . . . . . . .          --           50
   Shares Issued Pursuant to Dividend Reinvestment and Stock Purchase Plan
     (316,924 and 1,285,210 Shares, Respectively) . . . . . . . . . . . . . . . . . . . . . . . . . .          --            3
   Shares Issued Pursuant to Stock Option and Incentive Plans (444,146 and 512,501 Shares,
      Respectively) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1            1
   Shares Issued Pursuant to Stock Warrants (1,394 Shares and No Shares, Respectively)  . . . . . . .          --           --
                                                                                                         --------     --------
Balance at End of Period (185,052,955 and 183,194,093 Shares, Respectively) . . . . . . . . . . . . .         370          366
                                                                                                         --------     --------
Surplus
Balance at Beginning of Year  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,922        3,174
   Shares Issued Pursuant to Common Stock Offering  . . . . . . . . . . . . . . . . . . . . . . . . .          --          696
   Shares Issued Pursuant to Dividend Reinvestment and Stock Purchase Plan  . . . . . . . . . . . . .          10           36
   Shares Issued Pursuant to Stock Option and Incentive Plans . . . . . . . . . . . . . . . . . . . .           9            9
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (6)         (26)
                                                                                                         ---------    --------
Balance at End of Period  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,935        3,889
                                                                                                         --------     --------
Net Unrealized Gains on Investment Securities--Available for Sale
Balance at Beginning of Year  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         264           --
   Net Unrealized Losses on Investment Securities--Available for Sale (Net of Deferred
     Tax Benefits of $177). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (255)          --
                                                                                                         ---------    --------
Balance at End of Period  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9           --
                                                                                                         --------     --------
Retained Earnings
Balance at Beginning of Year  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,168        1,548
   Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         671          386
   Cash Dividends:
     Redeemable Preferred Stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --           (2)
     Nonredeemable Preferred Stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (65)         (72)
     Common Stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (122)         (94)
   Aggregate Foreign Exchange Translation Gain (Loss) . . . . . . . . . . . . . . . . . . . . . . . .          --           (1)
                                                                                                         --------     --------
Balance at End of Period (Includes Exchange Translation Adjustments of $12 and $12, Respectively) . .       2,652        1,765
                                                                                                         --------     --------
Total Stockholders' Equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  8,593     $  7,669
                                                                                                         --------     --------

The accompanying notes on page 8 are an integral part of the financial statements.


Consolidated Statement of Cash Flows
The Chase Manhattan Corporation and Subsidiaries

                                                                                                       Six Months Ended June 30,
                                                                                                       -------------------------
($ in millions)                                                                                            1994         1993
                                                                                                         --------     --------
Cash Flows from Operating Activities:
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    671     $    386
Adjustments to Reconcile Net Income to Net Cash Provided  by Operating Activities:
   Cumulative Effect of Change in Accounting Principle--Adoption of SFAS 109  . . . . . . . . . . . .          --         (500)
   Provision for Possible Credit Losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         310          585
   Provision for Loans Held for Accelerated Disposition . . . . . . . . . . . . . . . . . . . . . . .          --          566
   Provision for Other Real Estate Held for Accelerated Disposition . . . . . . . . . . . . . . . . .          --          318
   Depreciation and Amortization of Premises and Equipment  . . . . . . . . . . . . . . . . . . . . .         134          127
   Accretion and Amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          61           97
   Other Real Estate Valuation Losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         104           64
   Accelerated Disposition Portfolio Valuation Losses . . . . . . . . . . . . . . . . . . . . . . . .           -           11
   Deferred Income Taxes (Benefits) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          43         (105)
   Net Gains on Sales of Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (371)        (234)
Net (Increase) Decrease in Operating Assets:
   Trading Account Assets and Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          93          (62)
   Accrued Interest Receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (30)         136
   Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (50)         239
Net Increase (Decrease) in Operating Liabilities:
   Accrued Interest Payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          55          (98)
   Accounts Payable, Accrued Expenses and Other Liabilities . . . . . . . . . . . . . . . . . . . . .       1,207        1,028
Other--Net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (97)         (63)
                                                                                                         --------     --------
       Net Cash Provided by Operating Activities  . . . . . . . . . . . . . . . . . . . . . . . . . .       2,130        2,495
                                                                                                         --------     --------
Cash Flows from Investing Activities:
Net Increase in Interest-Bearing Deposits Placed with Banks . . . . . . . . . . . . . . . . . . . . .        (506)        (272)
Net Increase in Federal Funds Sold and Securities Purchased Under Resale Agreements . . . . . . . . .        (401)      (1,785)
Investment Securities--Held to Maturity:
   Payments for Purchases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (600)        (334)
   Proceeds from Maturities, Calls and Prepayments  . . . . . . . . . . . . . . . . . . . . . . . . .         340          336
Investment Securities--Available for Sale Carried at Fair Value:
   Payments for Purchases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,873)          --
   Proceeds from Sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,086           --
   Proceeds from Maturities, Calls and Prepayments  . . . . . . . . . . . . . . . . . . . . . . . . .         860           --
Investment Securities at Lower of Cost or Market:
   Payments for Purchases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --       (5,079)
   Proceeds from Sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --        2,489
   Proceeds from Maturities, Calls and Prepayments  . . . . . . . . . . . . . . . . . . . . . . . . .          --        1,288
Loans:
   Net Increase in Loans Made to Customers  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (5,253)      (5,964)
   Payments for Purchases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (3,995)        (289)
   Proceeds from Sales and Securitizations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,038        5,413
Proceeds from Sales and Repayments of Assets Held for Accelerated Disposition . . . . . . . . . . . .         246          168
Net Purchases of Premises and Equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (143)        (205)
Acquisition of Mortgage Subsidiary  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --         (202)
                                                                                                         --------     --------
       Net Cash Provided (Used) by Investing Activities   . . . . . . . . . . . . . . . . . . . . . .         799       (4,436)
                                                                                                         --------     --------
Cash Flows from Financing Activities:
Net Increase (Decrease) in Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (3,245)       1,465
Net Decrease in Federal Funds Purchased and Securities Sold Under Repurchase Agreements . . . . . . .        (862)        (192)
Net Increase in Commercial Paper  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          22          331
Net Increase in Other Short-Term Borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         775           39
Intermediate- and Long-Term Debt:
   Proceeds from Issuance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         300          267
   Repayments   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,133)        (906)
Stockholders' Equity:
   Cash Dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (187)        (168)
   Proceeds from Issuance of Nonredeemable Preferred Stock  . . . . . . . . . . . . . . . . . . . . .         222          167
   Proceeds from Issuance of Common Stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          20          772
                                                                                                         --------     --------
       Net Cash Provided (Used) by Financing Activities   . . . . . . . . . . . . . . . . . . . . . .      (4,088)       1,775
                                                                                                         --------     --------
Effect of Exchange Rate Changes on Cash   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          28            2
                                                                                                         --------     --------
   Net Decrease in Cash and Due from Banks  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,131)        (164)
Cash and Due from Banks at Beginning of Year  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,068        5,008
                                                                                                         --------     --------
Cash and Due from Banks at End of Period  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  4,937     $  4,844
                                                                                                         --------     --------
Cash Paid for:
   Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  2,462     $  2,375
   Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          11           88
Noncash Investing and Financing Activities:
   Net Loan Transfers to Other Real Estate  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    153     $    397
                                                                                                         --------     --------

The accompanying notes on page 8 are an integral part of the financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Chase Manhattan Corporation and Subsidiaries

NOTE 1.  REGULATORY LIMITATIONS
The Company's ability to pay dividends on its preferred and common stock is derived from several sources, including, among other sources, dividends from the Bank, Chase USA, Chase Maryland and the Company's nonbanking subsidiaries. As discussed below, the ability of the Company's banking subsidiaries to pay dividends is subject to certain restrictions. On July 20, 1994, the Board of Directors of the Company declared a quarterly dividend of $.40 per common share, payable on August 15, 1994.
         As more fully explained on page 71 of the 1993 Annual Report, national banks are subject to various legal limitations on the amount of dividends that may be paid to their stockholders. Under these limitations, a national bank may not pay a dividend in an amount greater than its net profits then on hand after deducting therefrom its losses and bad debts. For this purpose, "bad debts" is defined to include generally the principal amount of matured loans which are in arrears with respect to payment of interest for six months or more and "net profits" has been construed by the Comptroller of the Currency to mean retained earnings plus that portion of a bank's capital surplus which was transferred from retained earnings. Generally, a debt is considered "matured" when all or a part of the principal is due and payable as a result of demand, arrival of a stated maturity date, or acceleration by contract or operation of law. The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds such bank's net profits for that year, combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus.
         At June 30, 1994, under the more restrictive of these limitations, the Bank could declare dividends during the remainder of 1994 of approximately $1.1 billion, combined with an additional amount equal to its retained net profits from June 30, 1994 up to the date of any dividend declaration. Under applicable state and federal laws, Chase USA and Chase Maryland could declare dividends during the remainder of 1994 of approximately $960 million and $2 million, respectively, combined with an additional amount equal to their respective retained net profits from June 30, 1994 up to the date of any dividend declaration. The payment of dividends by bank holding companies and their banking subsidiaries may also be limited by other factors, including applicable regulatory capital guidelines and leverage limitations.
         Various rules and regulations have been promulgated by the federal banking agencies pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). Chase expects that these rules and regulations will result in increased costs to the Company, the Bank and their affiliates; however, based upon its assessment of the overall impact of these rules and regulations, Chase does not expect any of them to have a material effect on its operations. At June 30, 1994, the capital ratios of all of the Company's banking subsidiaries exceeded the minimum capital ratios required of a "well capitalized" institution as defined in the prompt corrective action rule under FDICIA.
         Further rules proposed or to be proposed under FDICIA, governing such matters as operational and managerial standards and capital requirements, are expected to be finalized and become effective in 1994. Until the various regulations are adopted in final form, however, it is difficult to assess how they will impact Chase's financial condition or operations.

NOTE 2.  SUBSEQUENT EVENT
The Bank entered into a definitive merger agreement dated August 3, 1994 with American Residential Holding Corporation (American Residential) pursuant to which a subsidiary of the Bank will seek to acquire through a tender offer all of the outstanding common stock of American Residential for a total of approximately $348 million. American Residential is the parent company of American Residential Mortgage Corporation, a residential mortgage lender which originates and services single-family and multi-family residential mortgages. The tender offer will be subject to, among other things, the valid tender of not less than 80% of American Residential's outstanding common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



INDEX

Earnings Analysis
   Overview . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10
   Net Interest Revenue--Taxable Equivalent Basis . . . . . . . . . . . . . . . . . . . . . . . . . .       10
   Provision for Possible Credit Losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11
   Other Operating Revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11
   Other Operating Expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11
   Provision for Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12
Credit Risk Management
   Loan Composition . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12
   Consumer Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12
   Wholesale Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13
   Reserve for Possible Credit Losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14
   Net Loan Charge-offs and Annualized Credit Loss Experience Ratios  . . . . . . . . . . . . . . . .       14
   Nonaccrual, Restructured and Past Due Outstandings and Domestic Other Real Estate (ORE) Acquired .       15
Asset/Liability Management
   Investment Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17
   Liquidity Risk Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17
   Interest Rate Risk Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18
Capital Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       21
Trading Activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       22
Fair Value Disclosures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       24



EARNINGS ANALYSIS

EARNINGS SUMMARY AND SELECTED FINANCIAL RATIOS

                                                                            Second Quarter           Six Months
                                                                          -----------------------------------------
($ in millions, except per share data)                                     1994       1993        1994       1993
                                                                          -------   -------    --------   ---------
Net Interest Revenue  . . . . . . . . . . . . . . . . . . . . . . . .     $   918   $   894    $  1,869   $   1,941
Provision for Possible Credit Losses  . . . . . . . . . . . . . . . .         150       225         310         585
Provision for Loans Held for Accelerated Disposition  . . . . . . . .          --        --          --         566
Other Operating Revenue:
   Fees and Commissions . . . . . . . . . . . . . . . . . . . . . . .         480       388         926         755
   Other Revenue  . . . . . . . . . . . . . . . . . . . . . . . . . .         320       305         729         597
Other Operating Expenses:
   Provision for Other Real Estate Held for Accelerated Disposition .          --        --          --         318
   Other Operating Expenses . . . . . . . . . . . . . . . . . . . . .       1,073       995       2,131       1,978
                                                                          -------   -------    --------   ---------
Income (Loss) Before Taxes  . . . . . . . . . . . . . . . . . . . . .         495       367       1,083        (154)
Applicable Income Taxes (Benefits)  . . . . . . . . . . . . . . . . .         188       134         412         (40)
                                                                          -------   -------    --------   ---------
Income (Loss) Before Cumulative Effect of Change in
   Accounting Principle . . . . . . . . . . . . . . . . . . . . . . .         307       233         671        (114)
Cumulative Effect of Change in Accounting Principle --
Adoption of SFAS 109  . . . . . . . . . . . . . . . . . . . . . . . .          --        --          --         500
                                                                          -------   -------    --------   ---------
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   307   $   233    $    671   $     386
                                                                          -------   -------    --------   ---------
Selected Financial Ratios
   Net Income Per Common Share  . . . . . . . . . . . . . . . . . . .     $  1.46   $  1.20    $   3.27   $    1.95
   Return on Average Common Stockholders' Equity  . . . . . . . . . .        16.1%     15.0%       18.1%       12.2%
   Return on Average Total Assets . . . . . . . . . . . . . . . . . .        1.05%      .93%       1.16%        .78%
Book Value (Period End)
   Common Stockholders' Equity per Common Share . . . . . . . . . . .     $ 37.64   $ 32.86
                                                                          -------   -------

OVERVIEW
The Corporation reported second quarter 1994 net income of $307 million ($1.46 per share), up 32% from the $233 million ($1.20 per share) reported for the second quarter of 1993.
 Second quarter results included:
   -- return on assets and return on common equity of 1.05% and 16.1%, respectively;
   -- growth in fees and commissions - up 24% over the same period last year; increases in consumer banking - up 44%, trust and fiduciary - up 26%, and investment banking - up 36% over the same period last year;
   --    trading revenue of $151 million;
   -- provision for possible credit losses of $150 million, down $75 million over the same period last year; and
   -- decline of nonperforming assets, including a 28% decrease in domestic commercial real estate nonperforming assets during the quarter.

         For the first six months of 1994, Chase reported consolidated net income of $671 million ($3.27 per share), up 74% from the $386 million ($1.95 per share) reported for the same period of 1993.
         During second quarter 1994, Chase exchanged its eligible loans for Brady bonds and past-due interest (PDI) bonds pursuant to the Brazilian debt restructuring. The Brady bonds are included in Chase's Trading Account Assets. The PDI bonds are carried in the investment securities available for sale portfolio and resulted in an unrealized gain of approximately $46 million after taxes, being reflected in stockholders' equity.


NET INTEREST REVENUE -- TAXABLE EQUIVALENT BASIS

Net interest revenue, on a taxable equivalent basis, was $924 million for the second quarter of 1994, compared with $902 million for the second quarter of 1993. Net interest margin was 3.91%, compared with 4.10% reported for the second quarter of 1993. Average interest-earning assets were $94.8 billion, compared with $88.2 billion for the same period last year. Average loans increased to $60.6 billion for the current quarter from the $59.8 billion level reported for the second quarter of 1993.
         For the first six months of 1994, net interest revenue, on a taxable equivalent basis, was $1,882 million, compared with $1,958 million for the same period last year, which included $142 million of interest revenue from Brazil PDI bonds. The net interest margin was 4.05% for the first six months of 1994, compared with 4.52% (4.19% excluding Brazil PDI bonds) for the same period last year. Excluding the impact of the Brazil PDI bonds, net interest revenue increased by $66 million over the same period last year primarily due to a $6.4 billion increase in average interest-earning assets to $93.8 billion and the favorable impact from the reduction of nonperforming loans. The increase in average interest-earning assets reflected the growth in securities and other liquid assets to support trading businesses. Average loans of $60.9 billion were flat period to period. The growth in lower-spread liquid assets has also caused a reduction in the overall net yield on average interest-earning assets. In addition, net interest revenue is affected by a number of other factors, including the impact of competition on loan pricing and the prevailing interest rate environment. Management expects such factors to continue to impact net interest revenue for the remainder of 1994.



NET INTEREST REVENUE AND INTEREST RATE SPREADS--TAXABLE EQUIVALENT BASIS*




                                             Second Quarter                           Six Months
                                  -------------------------------------------------------------------------
                                        1994                1993                1994              1993
                                  ---------------     ---------------     ---------------    --------------
($ in millions)                   Amount     Rate     Amount     Rate     Amount     Rate    Amount    Rate
                                  ------     ----     ------     ----     ------     ----    ------    ----
Interest Earned . . . . . . . .   $2,311     9.78%    $2,066     9.40%    $4,399     9.46%   $4,235    9.77%
Interest Paid . . . . . . . . .    1,387     6.93      1,164     6.24      2,517     6.40     2,277    6.17
                                  ------     ----     ------     ----     ------     ----    ------    ----
Net Interest Revenue  . . . . .   $  924     2.85%    $  902     3.16%    $1,882     3.06%   $1,958    3.60%
 --as a % of Average Gross
   Interest-Earning Assets ** .              3.91%               4.10%               4.05%             4.52%
                                             ----                ----                ----              ----

* Net interest revenue is the amount by which interest revenue from interest-earning assets exceeds the interest expense applicable to interest-bearing liabilities. Taxable equivalency adjusts interest revenue which is fully or partially exempt from income taxes to an amount equivalent to an amount of interest revenue which would be fully taxable. Net interest revenue, on a taxable equivalent basis, as a percentage of average gross interest-earning assets, yields a ratio described as the net interest margin. Net interest revenue, on a taxable equivalent basis, was higher by $6 million and $8 million for the second quarter of 1994 and 1993, respectively, and $13 million and $17 million for the first six months of 1994 and 1993, respectively, than comparable net interest revenue amounts reported on a financial statement basis. Taxable equivalent amounts have been adjusted (by applying a combined U.S. federal, state and local income tax rate of approximately 41%) to recognize the differential between interest revenue that is fully or partially exempt from income taxes and interest revenue that is fully taxable.
**       See pages 27 and 29 for components of Average Gross Interest-Earning
         Assets.


PROVISION FOR POSSIBLE CREDIT LOSSES

The provision for possible credit losses was $150 million, or $10 million lower than the first quarter of 1994 and $75 million lower than the second quarter of last year.
    The provision for possible credit losses for the first six months of 1994 was $310 million, compared with $585 million (excluding the accelerated disposition portfolio) for the same period last year. See Credit Risk Management section starting on page 12 for a discussion of the Reserve for Possible Credit Losses and asset quality.


OTHER OPERATING REVENUE

                                                              Second Quarter           Six Months
                                                             ----------------------------------------
($ in millions)                                              1994       1993       1994         1993
                                                             ----------------------------------------
Fees and Commissions:
  Consumer Banking  . . . . . . . . . . . . . . . . . .      $164       $114     $   309      $   231
  Trust and Fiduciary   . . . . . . . . . . . . . . . .       140        111         282          218
  Investment Banking  . . . . . . . . . . . . . . . . .        68         50         115           88
  Other   . . . . . . . . . . . . . . . . . . . . . . .       108        113         220          218
                                                             ----       ----     -------      -------
  Total Fees and Commissions                                  480        388         926          755
                                                             ----       ----     -------      -------
All Other Operating Revenue:
  Foreign Exchange Trading  . . . . . . . . . . . . . .        78         85         163          188
  Trading Account   . . . . . . . . . . . . . . . . . .        73        102         168          175
  Investment Securities Gains   . . . . . . . . . . . .         1         14          80           20
  Corporate Finance-Related Equity Investment Gains . .        55         21         139           97
  Accelerated Disposition Portfolio Gains . . . . . . .        15         28          68           28
  Other   . . . . . . . . . . . . . . . . . . . . . . .        98         55         111           89
                                                             ----       ----     -------      -------
Total Other Operating Revenue                                $800       $693     $ 1,655      $ 1,352
                                                             ----       ----     -------      -------


Fees and commissions were $480 million for the second quarter of 1994, up 24% over the second quarter of 1993. Total consumer banking fees, including credit card and mortgage banking fees, increased 44%. Mortgage banking fees improved over the same period last year due to the 1993 acquisition of Troy & Nichols, Inc. and the absence of accelerated writedowns of mortgage servicing assets in 1994 versus $38 million of such writedowns in 1993.
    Trust and fiduciary fee revenue increased 26% over the second quarter of 1993 due to increased customer transaction volumes in the Global Securities Services and Global Private Banking businesses. Investment banking fee revenue from global corporate finance activities increased 36% over the same period last year. This increase reflected improved transaction volumes, particularly in loan syndication and project finance.
    For the first six months of 1994, fees and commissions were $926 million, up 23%, reflecting increases in all categories of fee revenue.
    As a result of the generally unsettled condition of the global markets, total trading revenue declined for the current quarter to $151 million or 19%, compared with $187 million for the same period last year. For the first six months of 1994, total trading revenue was $331 million, compared with $363 million for the same period last year. If these market conditions continue, trading revenues may be adversely affected. See the Trading Activities section starting on page 22 for a further discussion.
    Other revenue for the second quarter of 1994 was $98 million, up $43 million, from the same period in 1993, and included a $55 million gain from the sale of Chase Bank of Arizona, a domestic banking subsidiary.

OTHER OPERATING EXPENSES

                                                                                 Second Quarter                    Six Months
                                                                           -------------------------------------------------------
($ in millions)                                                               1994            1993            1994            1993
                                                                           -------------------------------------------------------
Salaries and Employee Benefits  . . . . . . . . . . . . . . . .            $   536            $502          $1,080          $1,002
Net Occupancy . . . . . . . . . . . . . . . . . . . . . . . . .                 98              93             199             198
Equipment Rentals, Depreciation and Maintenance . . . . . . . .                 74              69             145             140
Other Expenses  . . . . . . . . . . . . . . . . . . . . . . . .                365             331             707             638
                                                                           -------            ----          ------          ------
  Subtotal                                                                   1,073             995           2,131           1,978
                                                                           -------            ----          ------          ------
Provision For Other Real Estate Held For Accelerated Disposition                --              --              --             318
                                                                           -------            ----          ------          ------
Total Other Operating Expenses                                             $ 1,073            $995          $2,131          $2,296
                                                                           -------            ----          ------          ------


Total operating expenses were $1,073 million for the second quarter of 1994 and $995 million for the second quarter of 1993. Operating expenses for the second quarter of 1994 included $23 million of ORE valuation losses and expenses, compared with $37 million for the same period last year. The expense to revenue ratio, excluding ORE expenses, was 61% for the current quarter.

    Operating expenses for the second quarter of 1994 reflected Chase's continued funding of strategic growth programs in its core businesses. These programs contributed to the fee revenue growth realized this year. For the first six months of 1994, other operating expenses were $2,131 million, compared with $1,978 million (excluding first quarter 1993 provision for ORE held for accelerated disposition) for the same period of 1993.

PROVISION FOR INCOME TAXES

The second quarter of 1994 provision for income taxes was $188 million representing an effective tax rate of 38%, compared with a tax provision of $134 million for the second quarter of 1993.
    For the first six months of 1994, the provision for income taxes was $412 million, compared with a net income tax benefit of $40 million for the same period last year. Excluding the tax benefits applicable to the special provision for the accelerated disposition portfolio, Chase's tax provision for the first six months of 1993 would have been approximately $271 million. In addition, Chase adopted SFAS 109 in the first quarter of 1993 resulting in a $500 million net benefit reflected as a cumulative effect of a change in accounting principle.

CREDIT RISK MANAGEMENT

As further discussed on pages 38 and 39 of the 1993 Annual Report, Chase has established and implemented policies and procedures to actively manage credit risk, both on- and off-balance sheet. All tables in this section exclude the accelerated disposition portfolio, unless otherwise noted.


LOAN COMPOSITION

                                                                                June 30,         December 31,      June 30,
($ in millions)                                                                     1994                 1993          1993
                                                                                -------------------------------------------
Domestic Offices:
Consumer  . . . . . . . . . . . . . . . . . . . . . . . . . . .                  $28,011              $28,561       $24,547
Wholesale   . . . . . . . . . . . . . . . . . . . . . . . . . .                   15,400               15,599        18,541
Less: Unearned Discount and Fee Revenue   . . . . . . . . . . .                      154                  188           274
                                                                                 -------              -------       -------
Total Domestic Offices                                                            43,257               43,972        42,814
                                                                                 -------              -------       -------
Overseas Offices:
Consumer  . . . . . . . . . . . . . . . . . . . . . . . . . . .                    2,606                2,283         2,541
Wholesale   . . . . . . . . . . . . . . . . . . . . . . . . . .                   14,666               14,279        15,926
Less: Unearned Discount and Fee Revenue   . . . . . . . . . . .                       47                   41            45
                                                                                 -------              -------       -------
Total Overseas Offices                                                            17,225               16,521        18,422
                                                                                 -------              -------       -------
Total Loans                                                                      $60,482              $60,493       $61,236
                                                                                 -------              -------       -------

Key data on the worldwide consumer loan portfolio are summarized below.

CONSUMER LOANS

                                                                                June 30,         December 31,      June 30,
($ in millions)                                                                     1994                 1993          1993
                                                                                -------------------------------------------
Domestic Offices:
Secured by 1-4 Family Residential Properties  . . . . . . . . . .                $13,254              $14,126       $11,715
Credit Card   . . . . . . . . . . . . . . . . . . . . . . . . . .                  6,408                6,426         5,773
Other Consumer  . . . . . . . . . . . . . . . . . . . . . . . . .                  8,349                8,009         7,059
                                                                                 -------              -------       -------
Total Domestic Offices  . . . . . . . . . . . . . . . . . . . . .                 28,011               28,561        24,547
Overseas Offices  . . . . . . . . . . . . . . . . . . . . . . . .                  2,606                2,283         2,541
                                                                                 -------              -------       -------
Total Consumer Loans                                                             $30,617              $30,844       $27,088
                                                                                 -------              -------       -------


The increase in domestic consumer loans from June 30, 1993 to June 30, 1994 was due to increased demand for 1-4 family loans experienced during the second half of 1993 and increased credit card and auto finance outstandings throughout the period. Chase securitized or sold $2.3 billion of residential mortgage loans from December 31, 1993 to June 30, 1994, approximately $2.0 billion of which had been held for sale and carried at lower of cost or market. Chase securitized or sold $4.9 billion of residential mortgage loans from June 30, 1993 to June 30, 1994, approximately $4.6 billion of which had been held for sale and carried at lower of cost or market. Included in the $28.0 billion of total domestic consumer loans at June 30, 1994 were approximately $0.7 billion of residential mortgage and other consumer loans that were held for sale.

Key data on the worldwide wholesale loan portfolio are summarized below.

WHOLESALE LOANS

                                                                          June 30,          December 31,             June 30,
($ in millions)                                                               1994                  1993                 1993
                                                                          ---------------------------------------------------
Domestic Offices:
  Commercial Real Estate  . . . . . . . . . . . . . . . . . . . . .        $ 2,428               $ 3,099              $ 4,155
  Commercial and Industrial   . . . . . . . . . . . . . . . . . . .          7,975                 8,032                8,982
  Other Wholesale   . . . . . . . . . . . . . . . . . . . . . . . .          4,997                 4,468                5,404
                                                                           -------               -------              -------
Total Domestic Offices  . . . . . . . . . . . . . . . . . . . . . .         15,400                15,599               18,541
                                                                           -------               -------              -------
Overseas Offices:
  Commercial and Industrial   . . . . . . . . . . . . . . . . . . .          9,931                10,002                9,221
  Other Wholesale   . . . . . . . . . . . . . . . . . . . . . . . .          4,735                 4,277                6,705
                                                                           -------               -------              -------
Overseas Offices  . . . . . . . . . . . . . . . . . . . . . . . . .         14,666                14,279               15,926
                                                                           -------               -------              -------
Total Wholesale Loans                                                      $30,066               $29,878              $34,467
                                                                           -------               -------              -------


Wholesale loans in overseas offices decreased from $15.9 billion at June 30, 1993 to $14.7 billion at June 30, 1994 primarily through sales, charge-offs and the transfers at December 31, 1993 of approximately $1 billion of cross-border extensions of credit and Mexican Brady bonds to the investment securities available for sale portfolio and of $418 million of cross-border extensions of credit to the trading account, partially offset by new lending.
    Chase's domestic commercial real estate loan portfolio decreased to $2.4 billion at June 30, 1994 from $3.1 billion and $4.2 billion at December 31, 1993 and June 30, 1993, respectively. The reduction in the first six months of 1994 was the result of gross loan charge-offs of $140 million, transfers to ORE of $152 million and net repayments of outstanding loans of $379 million.
    At June 30, 1994, approximately $1.6 billion of the total $2.4 billion of domestic commercial real estate loans have been identified as being consistent with Chase's ongoing core real estate portfolio activities. The remaining noncore real estate loans of approximately $820 million consist of approximately $490 million of performing loans and approximately $330 million of nonaccrual loans. The carrying value of these nonaccrual loans at June 30, 1994 was approximately 70% of their contractual amount. Chase generally allocates a portion of its total reserve for possible credit losses to its real estate portfolio. At June 30, 1994, the reserve for possible credit losses for this noncore real estate portfolio segment was $250 million and Management expects this reserve to cover any potential future losses related to these loans. Giving effect to this allocation, the net carrying value of the noncore domestic commercial real estate portfolio is 59% of the original contractual amount.
    As previously reported, Chase established an accelerated disposition portfolio of selected lower quality domestic commercial real estate assets at March 31, 1993. These assets had a net carrying value at that date of $1,024 million. Through June 30, 1994, the net carrying value of assets in this portfolio was reduced by $979 million, or 96%, to $45 million. Proceeds from collections and dispositions of assets in this portfolio through June 30, 1994 resulted in approximately 54% of the original contractual amounts being recovered.

RESERVE FOR POSSIBLE CREDIT LOSSES


RECONCILIATION OF RESERVE FOR POSSIBLE CREDIT LOSSES


                                                                         Second Quarter        First Quarter        Second Quarter
                                                                         ---------------------------------------------------------
($ in millions)                                                                    1994                 1994                  1993
                                                                         ---------------------------------------------------------
Balance at Beginning of Period . . . . . . . . . . . . . . . . . . . .           $1,429               $1,425                $1,912
Additions:
  Provision for Possible Credit Losses Charged to Expense  . . . . . .              150                  160                   225
Deductions:
  Charge-Offs  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              193                  203                   254
  Recoveries . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (47)                 (47)                  (32)
                                                                                 ------               ------                ------
  Net Loan Charge-Offs . . . . . . . . . . . . . . . . . . . . . . . .              146                  156                   222
Reserves of Disposed Subsidiaries and Other Adjustments. . . . . . . .                2                   --                     3
                                                                                 ------               ------                ------
Balance at End of Period                                                         $1,435               $1,429                $1,918
                                                                                 ------               ------                ------
- - --As a % of Total Loans  . . . . . . . . . . . . . . . . . . . . . . .             2.37%                2.32%                 3.13%
- - --As a % of Nonaccrual and Restructured Outstandings . . . . . . . . .              166%                 134%                   82%
                                                                                 ------               ------                ------


Of the $1.4 billion reserve for possible credit losses at June 30, 1994, $250 million of this reserve was allocated to cover the remaining losses on performing and nonaccrual loans in the noncore domestic commercial real estate portfolio. The ratios of the reserve for possible credit losses to nonaccrual loans in both the core loan portfolio and the noncore domestic commercial real estate portfolio are as follows:


RESERVE FOR POSSIBLE CREDIT LOSSES

                                                                                                                       Noncore
                                                                                                                      Domestic
                                                                                                                    Commercial
June 30, 1994                                                                                         Core         Real Estate
($ in millions)                                                             Total           Loan Portfolio           Portfolio
                                                                         -----------------------------------------------------
Nonaccrual and Restructured Outstandings  . . . . . . . . . . . .          $  863                  $   533             $   330
Reserve Balance at End of Period  . . . . . . . . . . . . . . . .          $1,435                  $ 1,185             $   250
- - --As a % of Nonaccrual and Restructured Outstandings  . . . . . .             166%                     222%                 76%
                                                                           ------                  -------             -------



NET LOAN CHARGE-OFFS AND ANNUALIZED CREDIT LOSS EXPERIENCE RATIOS

                                                                           Second Quarter                     Six Months
                                                                        ---------------------------------------------------
($ in millions)                                                          1994        1993                   1994       1993
                                                                        ---------------------------------------------------
Net Loan Charge-offs:
  Domestic:
    Consumer. . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 90       $  95                   $184       $198
    Commercial Real Estate. . . . . . . . . . . . . . . . . . . .          51          74                    102        165
    Commercial and Other. . . . . . . . . . . . . . . . . . . . .           5          55                     16         83
                                                                         ----       -----                   ----       ----
Total Domestic                                                            146         224                    302        446
                                                                         ----       -----                   ----       ----
Total International                                                        --          (2)                    --         (4)
                                                                         ----       -----                   ----       ----
Total                                                                    $146       $ 222                   $302       $442
                                                                         ----       -----                   ----       ----
Net Loan Charge-offs as a Percentage of Average Loans:
  Domestic:
    Consumer. . . . . . . . . . . . . . . . . . . . . . . . . . .        1.27%       1.59%                  1.31%      1.66%
    Commercial Real Estate. . . . . . . . . . . . . . . . . . . .        6.98        6.68                   6.80       6.04
    Commercial and Other. . . . . . . . . . . . . . . . . . . . .         .14        1.66                    .27       1.26
                                                                         ----       -----                   ----       ----
Total Domestic Credit Loss Ratio                                         1.36        2.16                   1.40       2.10
                                                                         ----       -----                   ----       ----
Total International Credit Loss Ratio                                      --        (.04)                    --       (.04)
                                                                         ----       -----                   ----       ----
Total Credit Loss Ratio                                                   .97%       1.49%                  1.00%      1.46%
                                                                         ----       -----                   ----       ----


Net loan charge-offs for the second quarter of 1994 were $146 million, down $76 million from the second quarter of 1993. Domestic commercial real estate and commercial and other net loan charge-offs declined $23 million and $50 million, respectively, from the second quarter of 1993. Net loan charge-offs for the first six months of 1994 were $302 million, down $140 million from the first six months of 1993. For further details on the reserve for possible credit losses and net loan charge-offs, see Analysis of Credit Loss Experience on page 33.

    In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 114, "Accounting by Creditors for Impairment of a Loan," which is effective January 1, 1995, with early adoption permitted. In March 1994, the FASB issued a proposed amendment of SFAS 114 which would permit a creditor to use existing methods for recognizing interest income on impaired loans. Chase is studying the impact of adopting SFAS 114, including the proposed amendment, but does not expect it to have a material effect based on the loan portfolio and market conditions as of June 30, 1994.

NONACCRUAL, RESTRUCTURED AND PAST DUE OUTSTANDINGS AND DOMESTIC ORE ACQUIRED

NONACCRUAL AND RESTRUCTURED OUTSTANDINGS AND DOMESTIC ORE

                                                                      June 30,        March 31,    December 31,        June 30,
($ in millions)                                                           1994             1994            1993            1993
                                                                      ---------------------------------------------------------
Domestic Outstandings:
  Commercial Real Estate  . . . . . . . . . . . . . . . . . . . . .       $330           $  469          $  475          $  947
  Commercial and Industrial   . . . . . . . . . . . . . . . . . . .        173              195             226             308
  Financial Institutions  . . . . . . . . . . . . . . . . . . . . .         11               19              37              39
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        185              185             144             170
                                                                          ----           ------          ------          ------
  Total Domestic Outstandings                                              699              868             882           1,464
                                                                          ----           ------          ------          ------
International Outstandings:
  Restructured Refinancing Countries  . . . . . . . . . . . . . . .         60               69              74             747
  Commercial Real Estate  . . . . . . . . . . . . . . . . . . . . .         10               11              14              22
  Commercial and Industrial   . . . . . . . . . . . . . . . . . . .         38               45              22              45
  Financial Institutions  . . . . . . . . . . . . . . . . . . . . .         36               51              41              43
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         20               24              21              26
                                                                          ----           ------          ------          ------
  Total International Outstandings                                         164              200             172             883
                                                                          ----           ------          ------          ------
Total Nonaccrual and Restructured Outstandings                            $863           $1,068          $1,054          $2,347
                                                                          ----           ------          ------          ------
Domestic ORE                                                              $589           $  810          $  895          $  763
                                                                          ----           ------          ------          ------
  As a % of Total Gross Assets:
    Nonaccrual and Restructured Outstandings                               .74%             .94%           1.02%           2.32%
    Nonaccrual and Restructured Outstandings and Domestic ORE             1.25             1.65            1.88            3.08
                                                                          ----           ------          ------          ------


The substantial decrease in nonaccrual and restructured outstandings at June 30, 1994, as compared with June 30, 1993, was due to repayments, charge-offs, transfers to accrual status and ORE, and the transfer at December 31, 1993 of certain refinancing countries outstandings to the trading account.
    Nonaccrual loans that have been restructured but remain in nonaccrual status amounted to $52 million, $107 million and $308 million at June 30, 1994, December 31, 1993 and June 30, 1993, respectively, and continue to be included in the preceding table.


RECONCILIATION OF NONACCRUAL AND RESTRUCTURED OUTSTANDINGS

($ in millions)
Balance at December 31, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $1,054
Additions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            510
Deductions:
  Repayments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            255
  Interest Applied to Principal   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             19
  Charge-offs   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            194
  Transfers to ORE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            153
  Transfers to Accrual Status   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             80
                                                                                                                      ------
Balance at June 30, 1994                                                                                              $  863
                                                                                                                      ------

The increase in the negative impact of nonaccrual and restructured outstandings on interest revenue for the first six months of 1994, as shown in the following table, resulted primarily from the realization of $142 million due to the sale of Brazilian PDI bonds in the first quarter of 1993.


NEGATIVE (POSITIVE) IMPACT OF NONACCRUAL AND RESTRUCTURED OUTSTANDINGS*

                                                                Second Quarter             Six Months
($ in millions)                                               1994         1993         1994        1993**
                                                              --------------------------------------------
Interest Revenue That Would Have Been
  Recorded Under Original Terms  . . . . . . . . .             $18          $39          $34       $  67
Interest Revenue Actually Realized   . . . . . . .               2           12            6         179
                                                               ---          ---          ---       -----
Negative (Positive) Impact on Interest Revenue                 $16          $27          $28       $(112)
                                                               ---          ---          ---       -----

*  Excludes the positive impact on interest revenue of accruing bonds that have been restructured pursuant to The Brady Proposals.
** Includes during the first quarter of 1993 loans transferred to the accelerated disposition portfolio since they were transferred as of March 31, 1993.


ACCRUING LOANS PAST DUE 90 DAYS OR MORE

                                                                        June 30,         December 31,             June 30,
($ in millions)                                                            1994                  1993                 1993
                                                                        --------------------------------------------------
Domestic Loans:
  Consumer  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $163                  $186                 $188
  Commercial Real Estate  . . . . . . . . . . . . . . . . . . . . .           5                    42                    9
  Commercial and Other  . . . . . . . . . . . . . . . . . . . . . .          19                    21                   46
                                                                           ----                  ----                 ----
Total Domestic Loans  . . . . . . . . . . . . . . . . . . . . . . .         187                   249                  243
                                                                           ----                  ----                 ----
International Loans . . . . . . . . . . . . . . . . . . . . . . . .          37                    12                   17
                                                                           ----                  ----                 ----
Total Accruing Loans Past Due 90 Days or More                              $224                  $261                 $260
                                                                           ----                  ----                 ----


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

RECONCILIATION OF DOMESTIC REAL ESTATE ACQUIRED IN SATISFACTION OF LOANS

($ in millions)
Balance at December 31, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $895
Additions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                152
Deductions:
  Repayments/Sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                354
  Valuation Losses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                104
                                                                                                                  ----
Balance at June 30, 1994*                                                                                         $589
                                                                                                                  ----

*Includes in-substance foreclosure amounts of $499 million.  ORE at June 30, 1994 was carried at approximately 41% of original outstandings, primarily as a result of $853 million of cumulative charge-offs, interest applied to principal and valuation losses.


ASSET/LIABILITY MANAGEMENT

Asset/liability management (ALM) is an important ongoing process, which requires the management of both liquidity risk and interest rate risk particularly as financial products become increasingly more complex. The policies and guidelines for management of Chase's liquidity and interest rate risks are discussed further on pages 48 and 77 of Chase's 1993 Annual Report.

INVESTMENT SECURITIES

Information regarding Chase's investment securities portfolio and related accounting policies is contained on pages 48, 49, 63, 66 and 67 of the 1993 Annual Report. On December 31, 1993, Chase adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investment securities to be classified as either Held to Maturity or Available for Sale. SFAS 115 changed the accounting for investment securities available for sale from the lower of cost or market to fair value. In addition, approximately
$1 billion of Mexican Brady bonds and cross-border refinancing countries securities previously classified as Loans were reclassified to Investment Securities Available for Sale at December 31, 1993 as a result of the adoption of SFAS 115.
    At June 30, 1994, net unrealized losses in the investment securities held to maturity portfolio were $4 million, compared with net unrealized gains of $33 million and $40 million at December 31, 1993 and June 30, 1993, respectively. With respect to those investment securities that are available for sale and carried at fair value, the net unrealized gains reflected in stockholders' equity, net of taxes, were $9 million at June 30, 1994 compared with $264 million at December 31, 1993. This change resulted from various factors, including gains of approximately $79 million from sales, declines in bond values due to rising domestic interest rates and, in the case of Brady bonds, other political and economic factors which negatively impacted the value of such emerging markets securities. It is possible that Chase will continue to experience volatility in stockholders' equity from changes in the fair values of its investment securities available for sale portfolio.
    For further information on the investment securities portfolios, see pages 31 and 32.

LIQUIDITY RISK MANAGEMENT

As discussed on pages 48 to 50 of the 1993 Annual Report, Chase manages its liquidity to achieve two principal objectives. One is to ensure that the Company and its subsidiaries have sufficient liquid assets to meet the normal transaction requirements of their customers and to provide a cushion against unforeseen liquidity needs. The second is to maintain a stable, cost-effective, relationship-based source of financing that is diversified over geographic locations and customer segments. Chase's financing is built on a strong base of customer deposits from its strategic businesses.
    The Company also finances itself with a mixture of common and preferred stock, intermediate- and long-term senior and subordinated debt, and commercial paper.
    Chase's primary liquidity sources include a large portfolio of assets, including cash and due from banks, interest-bearing deposits placed with banks, federal funds sold and securities purchased under resale agreements, trading account assets and investment securities available for sale. At June 30, 1994, these assets totaled $44.3 billion, or approximately $31.5 billion before the effect of adoption of FASB Interpretation 39, "Offsetting of Amounts Related to Certain Contracts" (FIN 39), compared with $32.6 billion at December 31, 1993. In addition to maintaining this portfolio of liquid assets, Chase also has core consumer assets, such as 1-4 family residential loans, credit card receivables and automobile loans, that can be sold or securitized.
    The Company maintains a $750 million revolving credit agreement that expires on October 28, 1994; no borrowings have ever been made under this credit facility.
    In managing liquidity, Chase takes into account the various legal limitations, including the extent to which banks may pay dividends to their parent companies or finance or otherwise supply funds to certain of their affiliates, as discussed in Note 1, Regulatory Limitations, in Notes to Consolidated Financial Statements on page 8.

INTEREST RATE RISK MANAGEMENT

As discussed on pages 50 and 51 of the 1993 Annual Report, Chase's net interest revenue is affected by fluctuations in market interest rates as a result of timing differences in the repricing of its assets and liabilities. These repricing differences are quantified in specific time intervals and are referred to as interest rate sensitivity gaps. Chase manages the interest rate risk of current and future earnings to a level that is consistent with Chase's mix of businesses and seeks to limit such risk exposure to a percentage of earnings. During the first six months of 1994, the quarterly exposures in the tactical time horizon averaged 1.5% of quarterly core net income compared with 2.0% for 1993. The objective in managing interest rate risk is to support the achievement of business strategies, while protecting earnings and liquidity.
    At June 30, 1994, as shown in the chart below, Chase's near-term interest rate risk is to a rising rate environment, that is, assuming no Management action, net interest revenue would be expected to be adversely affected by a rise in interest rates. Conversely, interest rate risk exposure beyond the near term is to a declining rate scenario, principally due to Chase's high level of core wholesale and consumer deposits, which exceed the level of fixed-rate assets.
    In managing interest rate risk, Chase uses both on-balance sheet products and derivatives, including interest rate swaps, futures, forwards and option-related products. Derivative products used for asset/liability management purposes are linked to assets, liabilities or groups of similar assets and liabilities and are specifically related to balance sheet management strategies. Correlation and hedge effectiveness tests between the derivative product and the linked balance sheet position are also performed.
    The following chart provides a quantification of Chase's interest rate sensitivity gap as of June 30, 1994, based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others. This chart illustrates the impact of including and excluding the related derivative products on these gaps. This chart also displays only a static view of Chase's interest rate sensitivity gap and does not capture the dynamics of balance sheet, rate and spread movements, nor Management's actions that may be taken to manage this position.


                          [GRAPH SEE EDGAR APPENDIX]


Notes to chart:
(1) Cumulative interest rate gaps are defined as the average cumulative fixed rate positions (assets less liabilities) for a given calendar period. The gaps measure the time weighted dollar equivalent volume of positions fixed for a particular calendar period. The gap positions reflect a stock concept, rather than the traditional flow concept as measured by runoff. For example, a $100 million certificate of deposit made on July 1 and maturing on August 28 would have a gap impact of $64 million ($100 million x 59 days/92 days) in the 1 to 3 month repricing time frame.
(2) Variable rate balances are reported based on their repricing dates. Fixed rate balances are reported based on their scheduled contractual maturity dates, except for certain investment securities and loans secured by 1-4 family residential properties that are based on anticipated prepayments. Given the indeterminate date of any sales, investment securities that may be sold prior to maturity are similarly reported, depending on their variable or fixed rate terms.
(3) Prime-priced loans are considered as 1 to 3 month assets, fixed-rate credit card receivables are classified as 2-year maturities, while stockholders' equity is assigned a 5-year maturity.
(4) Trading Account Assets are considered overnight assets.
(5) Core demand deposits, noninterest-bearing time deposits, savings accounts and money market accounts are classified as 7-year maturities. The balance, or noncore portions of these deposits, are tranched from overnight to 1-year maturities. The interest rate sensitivity assumptions presented for these deposits are based on historical and current experiences regarding product portfolio retention and interest rate repricing behavior.


    At June 30, 1994, Chase had approximately $44 billion and $11 billion, respectively, of notional swap principal and other ALM contracts outstanding related to such activities, compared with $37 billion and $14 billion, respectively, at December 31, 1993. The following table summarizes certain of Chase's assets and liabilities at June 30, 1994, the corresponding interest revenue earned on such assets or interest expense incurred on such liabilities for the six months ended June 30, 1994, as well as the notional or contract amounts of related derivative products used for ALM purposes. Also disclosed is the favorable or unfavorable percentage impact these derivative products had on the related interest amounts reflected in Chase's Consolidated Statement of Income. As shown, Chase's use of derivative products reduced interest expense on deposits and long-term debt and interest revenue on placings by the percentages indicated.

DERIVATIVE PRODUCTS AND RELATED BALANCE SHEET POSITIONS AND INTEREST REVENUE (EXPENSE)

                                                                                    Six Months Ended
                                                               Contract/              June 30, 1994
                                                             Notional Amount        Income Statement
                                                             ---------------        ----------------
                                            Published                           Published       Favorable
                                              Balance   Interest         Other   Interest   (Unfavorable)
                                                Sheet       Rate          ALM     Revenue      Percentage
      ($ in millions)                          Amount      Swaps    Contracts    (Expense)        Impact*
                                            -------------------------------------------------------------
      June 30, 1994
      Interest-Bearing Deposits
           Placed with Banks . . . . . . .   $  5,968    $    --      $   200     $   257            (2)%
      Investment Securities  . . . . . . .      7,126      1,100        1,600         426             --
      Loans  . . . . . . . . . . . . . . .     60,482     13,000        1,200       2,677             --
      Deposits . . . . . . . . . . . . . .     68,908     27,000        7,800      (1,178)            12
      Intermediate- and Long-Term Debt . .      4,825      2,800          500        (153)            21
                                                         -------      -------
                                                         $43,900      $11,300

*  Represents the favorable (unfavorable) percentage impact of the interest revenue or interest expense arising from ALM derivative products on the related interest revenue or interest expense amount prior to the impact of derivative products.

The following table summarizes the outstanding ALM contract/notional amounts of interest rate swaps and other ALM contracts at June 30, 1994 by yearly intervals. The decrease in notional amounts from one period to the next period represents maturities of the underlying contracts. At June 30, 1994, the weighted average duration of fixed receive swaps and fixed pay swaps was approximately 1.9 years and 1.1 years, respectively, compared to 2.4 years and
1.8 years, respectively, at December 31, 1993. The weighted average interest rates to be received and paid on such swaps are presented for each yearly interval. The variable rates, which are generally based on London Interbank Offered Rate (LIBOR), are presented using the forward yield curve at June 30, 1994. However, actual repricings are generally based on the 3 month or 6 month LIBOR rates in effect at the actual repricing dates, not the forward yield curve. To the extent that the current 3 month and 6 month LIBOR rates change, the variable rates of interest received or paid will change. Future interest rate changes are not known, but could materially impact the variable rates presented below. However, Chase expects the impact of these changes to be mitigated by corresponding changes in the interest rates and values associated with the linked assets and liabilities. In addition, net interest revenue will be affected by the amortization of net deferred gains/(losses) and premiums paid on open ALM option products purchased, as reflected in the tables on pages 20 and 21.

OUTSTANDING ALM CONTRACT/NOTIONAL AMOUNTS BY YEARLY INTERVALS

                                                                                  June 30,
                                        ---------------------------------------------------------------------------------
      ($ in millions)                      1994           1995           1996           1997          1998     Thereafter
                                        ---------------------------------------------------------------------------------
      Receive Fixed Swaps:
      Contract/Notional
          Amount  . . . . . . .         $27,200        $15,900        $ 7,600        $ 4,900       $ 2,700         $1,700
        Weighted Average:
          Receive Rate  . . . .           5.73%          6.33%          6.31%          6.50%         6.80%          6.58%
          Pay Rate  . . . . . .           5.70%          7.13%          7.45%          7.79%         8.09%          8.42%

      Pay Fixed Swaps:
        Contract/Notional
          Amount  . . . . . . .         $16,700        $ 9,600        $ 1,200        $   700       $   600         $  200
        Weighted Average:
          Receive Rate  . . . .           5.75%          7.08%          7.47%          7.83%         7.97%          8.00%
          Pay Rate  . . . . . .           5.05%          5.86%          5.48%          5.40%         6.34%          8.40%

      Other ALM Contracts               $11,300        $ 8,500        $ 6,500        $ 6,400       $ 6,100         $5,100
                                        -------        -------        -------        -------       -------         ------

As discussed on page 51 of the 1993 Annual Report, Chase uses derivative products as part of its ALM activities to manage the earnings risk arising from timing differences in repricing characteristics principally arising from its customer-related assets and liabilities. Consistent with Chase's overall ALM objectives to reduce its longer-term exposure to a decline in interest rates, fixed-rate liabilities are hedged using derivative products. Given the volatile interest rate environment prevailing during the first six months of 1994, an ALM strategy was initiated to replace certain receive fixed-rate swap contracts by the purchase of long-term option (floor) contracts. This action was taken to mitigate a possible decline in value of such swaps which occurs in a period of rising interest rates. By utilizing option contracts, the possible loss in value is limited to the amount of the option premium paid.
    The rise in interest rates during the first six months of 1994 resulted in a decline in the value of Chase's ALM derivative positions. This decline in ALM derivative values was more than offset by an increase in value to Chase of the related linked balance sheet positions during the first half of 1994. This net increase in balance sheet value substantially reflected the higher economic value of Chase's core deposit funding base. The benefits of this low cost funding are currently being recognized in income as a lower cost of interest expense. As interest rates rise, core deposits increase in value as they provide a less costly funding source versus other funding alternatives. During the first half of 1994, the value of such deposits increased by approximately $1,235 million as compared with a decrease of $556 million in the value of the related ALM derivatives linked to such core deposits. The difference between the change in value of the linked balance sheet positions and the related ALM derivatives resulted primarily from Chase's strategy to hedge less than 100% of its balance sheet positions as shown in the Derivative Products and Related Balance Sheet Positions and Interest Revenue (Expense) table on page 19. Of the remaining linked balance sheet positions, the only other significant change in value related to intermediate- and long-term debt of the Company. Most of this debt was issued at a fixed rate of interest and, therefore, improves in value as interest rates rise. The change in value of the derivative products related to such debt correspondingly declined in value. This activity is consistent with Chase's overall ALM strategy of providing floating rate funding to match Chase's predominant base of floating rate assets. Significant changes in value to Chase's ALM derivative products and related linked balance sheet positions for the first six months of 1994 are presented below.

CHANGE IN VALUE OF CERTAIN ALM DERIVATIVE PRODUCTS AND LINKED BALANCE SHEET POSITIONS

                                                                                                        For Six Months Ended
                                                                                                            June 30, 1994
                                                                                                   -----------------------------
                                                                                                   Change in Value    Change in
                                                                                                      of Linked        Value of
                                                                                                     Balance Sheet   Related ALM
($ in millions)                                                                                        Positions     Derivatives
                                                                                                   -----------------------------
Balance Sheet Assets/Liabilities:
 Deposits*   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $1,235        $ (556)
 Company's Intermediate- and Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . .         282          (231)
                                                                                                        ------        ------

*   Core deposits are valued by a model that forecasts future core deposit costs versus alternative source of funds using simulation techniques.  Key assumptions include alternative cost of funds of 3-month LIBOR, core deposit operating costs, reserve requirement of 10%, inflation of 3% per annum, and an interest elasticity of demand for balances of (0.4).  This valuation is performed on a "going concern" basis, which assumes new business will replace any runoff.  This valuation methodology differs from that used for SFAS 107, "Disclosures About Fair Value of Financial Instruments", which considers only the existing portfolio.

The change in value of Chase's ALM derivative products from December 31, 1993 to June 30, 1994 is as follows:

CHANGE IN VALUE OF ALM DERIVATIVE PRODUCTS

                                                                        June 30,           December 31,             Change in
($ in millions)                                                             1994                   1993                 Value
                                                                        -----------------------------------------------------
ALM Derivative Contracts:
Net Deferred Gains (Losses)   . . . . . . . . . . . . . . . . . .         $ (149)               $   359               $ (508)
Net Unrealized Gains (Losses)*  . . . . . . . . . . . . . . . . .           (164)                   117                 (281)
                                                                          ------                -------               ------
   Net ALM Derivative Gains/(Losses)                                      $ (313)               $   476               $ (789)
                                                                          ------                -------               ------

*  Includes $142 million and $23 million of premiums on open ALM option products purchased at June 30, 1994 and December 31, 1993, respectively, and variation margin on open futures contracts.

    The net deferred losses at June 30, 1994 are expected to be amortized over the periods indicated below. The amortization of deferred gains and losses are recognized as yield adjustments to the interest income or expense associated with the linked assets or liabilities.

AMORTIZATION OF NET DEFERRED GAINS/(LOSSES) RELATED TO CLOSED ALM DERIVATIVE CONTRACTS

($ in millions)                      1994        1995         1996         1997        1998         1999   Thereafter     Total
                                     ------------------------------------------------------------------------------------------
Net Gains/(Losses)
  Amortization                        $4          $40           $3        $(37)       $(59)        $(59)        $(41)    $(149)
                                     ------------------------------------------------------------------------------------------

In addition, Chase's Consolidated Statement of Condition included unamortized premiums on open ALM option products purchased amounting to $142 million and $23
million at June 30, 1994 and December 31, 1993, respectively.    The premiums at
June 30, 1994 will be amortized over the periods indicated below.

AMORTIZATION OF PREMIUMS ON OPEN ALM OPTION PRODUCTS PURCHASED

($ in millions)                      1994         1995        1996         1997         1998        1999   Thereafter     Total
                                     ------------------------------------------------------------------------------------------
Premium Amortization                   $9          $17         $16          $16          $16         $15      $53          $142
                                       --          ---         ---          ---          ---         ---      ---          ----

CAPITAL MANAGEMENT

As discussed on pages 51 and 52 of the 1993 Annual Report, capital management is an ongoing process that consists of providing equity and long-term debt for both current and future financial positioning. Chase manages its capital to execute its strategic business plans and to support its growth and investments, including acquisition strategies, in its core businesses. Chase and its banking subsidiaries are subject to the capital adequacy requirements of various federal banking agencies, such as the Federal Reserve Board and the Office of the Comptroller of the Currency. At June 30, 1994, the capital ratios of all of the Company's banking subsidiaries exceeded the minimum ratios required of a well capitalized institution under FDICIA and are expected to be in excess of the minimum ratios required of a well capitalized institution in the future.
    Chase's total stockholders' equity at June 30, 1994 was $8,593 million (or 7.32% of total assets after adjustment to reflect the redemption of all $227 million of Chase's outstanding Series F Preferred Stock on July 15, 1994), compared with $8,122 million, or 7.95% at December 31, 1993, and $7,669 million (or 7.51% after adjustment to reflect the redemption of all $250 million of Chase's outstanding Series E Preferred Stock, announced in July
1993) at June 30, 1993.
    In June 1994, Chase announced a stock repurchase program, under which up to
8.5 million shares of its common stock may be purchased over the next 12 to 18 months. The shares will be utilized to help offset the effects on total outstanding shares of approximately 3.3 million shares of common stock issuable upon the exercise of outstanding warrants that expire in June 1996 and shares issuable upon exercise of various outstanding employee stock option and incentive plans. Through June 30, 1994, no shares had been repurchased. On July 20, 1994, the Company's Board of Directors increased the quarterly common stock dividend from 33 cents to 40 cents per share.

TIER I AND TIER II CAPITAL

                                                                               June 30,         December 31,              June 30,
($ in millions)                                                                    1994                 1993                  1993
                                                                               ---------------------------------------------------
Tier I Capital  . . . . . . . . . . . . . . . . . . . . . . . . .              $  7,852             $  7,528              $  7,050
Tier II Capital . . . . . . . . . . . . . . . . . . . . . . . . .                 4,148                4,259                 3,971
                                                                               --------             --------              --------
Total Capital                                                                  $ 12,000             $ 11,787              $ 11,021
                                                                               --------             --------              --------

Chase's Tier I risk-based capital ratio was 8.71% at June 30, 1994 as compared with 8.44% at December 31, 1993 and 7.74% at June 30, 1993. The improvement in the Tier I capital ratio since December 31, 1993 reflects the increase in Tier I capital primarily from retained earnings, offset by investments and commitments to invest during the first quarter of 1994 in Chase Securities, Inc. (CSI), the Company's U.S. securities underwriting and dealing subsidiary. The Tier I capital ratio was also impacted by higher net risk- weighted assets of $90.1 billion at June 30, 1994, compared with $89.2 billion at December 31, 1993. During the first six months of 1994, Tier II capital decreased due to the discount applicable to subordinated debt with remaining maturities of five years or less and the increase in the investment in CSI, primarily offset by the issuance of $300 million of subordinated debt.
    The bank regulatory agencies are currently evaluating proposed amendments to their regulatory capital guidelines that could include in Tier I Capital net unrealized gains and losses on investment securities available for sale. Net unrealized gains on such securities continue to be excluded from Tier I and Total Capital until such amendments are finalized.
    In the second quarter of 1994, the Company issued $150 million of 8% subordinated notes due 2004.
    On August 10, 1994, the Company issued $150 million of 7 7/8% subordinated notes. The notes mature on August 1, 2004 and may not be redeemed prior to August 1, 1999; the notes will be redeemable on such date and thereafter at the option of the Company, in whole or in part, at their principal amount plus accrued interest.
    The net proceeds from both issuances are used for general corporate purposes, including advances to or investments in banking and nonbanking subsidiaries of the Company and the repayment of commercial paper or other indebtedness of the Company. Both issuances qualify as Tier II capital.

CAPITAL RATIOS*

                                                                                                                           Minimum
                                                                           June 30,      December 31,     June 30,       Regulatory
                                                                            1994            1993            1993         Guidelines
                                                                         ----------------------------------------------------------
  Tier I Leverage Ratio (a) . . . . . . . . . . . . . . . . . . . . .     7.47%**          7.81%             7.67%       3.00-5.00%
  Risk-Based Capital Ratios: (b)
      Tier I  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8.71**           8.44              7.74           4.00
      Total Capital   . . . . . . . . . . . . . . . . . . . . . . . .    13.32**          13.22             12.10           8.00

* Based on Federal Reserve Board definitions. Risk-based capital and leverage ratios exclude the assets and off-balance sheet financial instruments of CSI. For capital calculations, one-half of the investment, including any commitment to invest, in CSI is deducted from both Tier I and Tier II Capital.
**   On May 10, 1994, the Company announced its intention to redeem on July
     15, 1994 the $227 million of Series F Preferred Stock outstanding, which, on a proforma basis, had the effect of reducing Chase's June 30, 1994, Tier I leverage ratio from 7.68% to 7.47%, Tier I capital ratio from 8.97% to 8.71% and Total capital ratio from 13.57% to 13.32%. The Tier I leverage ratio at June 30, 1994 was decreased by 51 basis points (bp) from the redemption of Series F Preferred Stock and the adoption of FIN 39 at January 1, 1994. Chase's Trading Account Assets and Liabilities increased approximately $13 billion at June 30, 1994 as a result of such adoption.
(a) Tier I Capital divided by adjusted average assets. Adjusted average assets are defined as total quarterly average assets less the assets of CSI and other adjustments.
(b)  Tier I Capital or Total Capital divided by net risk-weighted assets.
     Net risk-weighted assets include assets and off- balance sheet positions, weighted by the type of instrument and the risk weight of the counterparty, collateral or guarantor.

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

TOTAL TRADING AND TRADING-RELATED REVENUES

                                                                                                          Six Months Ended June 30,
                                                                                                          -------------------------
($ in millions)                                                                                                1994        1993
                                                                                                          -------------------------
      Income Statement Classification:
         Foreign Exchange Trading Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $163       $188
         Trading Account Revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         168        175
         Net Interest Revenue*  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          64         44
                                                                                                               ----       ----
      Total                                                                                                    $395       $407
                                                                                                               ----       ----
      Business Diversification:
         Foreign Exchange and Precious Metals . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $165       $203
         Interest Rate and Commodity  Derivatives . . . . . . . . . . . . . . . . . . . . . . . . . . .          88        109
         Global Capital Markets Trading and Underwriting  . . . . . . . . . . . . . . . . . . . . . . .         142         95
                                                                                                               ----       ----
      Total                                                                                                    $395       $407
                                                                                                               ----       ----
      Geographic Distribution:
         The Americas . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $239       $203
         Europe . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          88        119
         Asia . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          68         85
                                                                                                               ----       ----
      Total                                                                                                    $395       $407
                                                                                                               ----       ----

* Includes accruals on interest-earning and interest-bearing trading-related positions, as well as allocated amounts reflecting the cost or benefit, based on short-term interest rates, associated with net trading-related positions.

As shown above, total trading and trading-related revenues for the six months ended June 30, 1994 were below the comparable period of last year reflecting the unsettled conditions in the foreign exchange and derivative markets, and higher domestic interest rates. The Global Capital Markets trading and underwriting business realized substantial revenue from the sale of emerging markets trading positions earlier in the year, as well as the recognition of market valuation gains that arose when certain Brazilian loans were exchanged for securities pursuant to the Brazilian debt restructuring in the second quarter. These positive factors were partially offset by a downturn in the emerging markets, in particular as investors reacted to the general weakness in the global bond markets.

TRADING ACCOUNT ASSETS

                                                         June 30,    December 31,
($ in millions)                                              1994            1993
                                                         --------    ------------
Securities and Loans . . . . . . . . . . . . . . . .      $ 7,735          $6,171
Other, Principally Derivative Contracts* . . . . . .       13,204**           762
                                                          -------          ------
Total  . . . . . . . . . . . . . . . . . . . . . . .      $20,939          $6,933
                                                          -------          ------

 *   Includes foreign exchange, interest rate and commodity contracts.
** Includes approximately $13 billion resulting from the adoption of FIN 39 at January 1, 1994.

TRADING ACCOUNT LIABILITIES

                                                          June 30,      December 31,
($ in millions)                                               1994              1993
                                                          --------      ------------
Securities Sold, Not Yet Purchased  . . . . . . .          $ 1,274              $736*
Derivative Contracts**  . . . . . . . . . . . . .           12,778***             --
                                                           -------              ----
Total . . . . . . . . . . . . . . . . . . . . . .          $14,052              $736
                                                           -------              ----

* Classified as Accounts Payable, Accrued Expenses and Other Liabilities prior to the adoption of FIN 39.
**  Includes foreign exchange, interest rate and commodity contracts.
*** Results from the adoption of FIN 39 at January 1, 1994.

MATURITY OF TRADING ACCOUNT DERIVATIVE CONTRACTS*

                                                   Interest         Foreign
                                                       Rate        Exchange
At June 30, 1994                                  Contracts       Contracts
                                                  ---------       ---------
Less than 3 months . . . . . . . . . . . . . .           19%             62%
3 to 6 months  . . . . . . . . . . . . . . . .           11              21
6 to 12 months . . . . . . . . . . . . . . . .           18              15
1 to 3 years . . . . . . . . . . . . . . . . .           34               2
3 to 5 years . . . . . . . . . . . . . . . . .           10              --
Over 5 years . . . . . . . . . . . . . . . . .            8              --
                                                        ---             ---
Total  . . . . . . . . . . . . . . . . . . . .          100%            100%
                                                        ---             ---

*   Percentages are based upon remaining life of notional principal amounts.

TRADING ACCOUNT  DERIVATIVE CONTRACTS

                                                           June 30, 1994                    December 31, 1993
                                               ------------------------------------------------------------------------
                                               Contract/Notional      Credit Risk   Contract/Notional       Credit Risk
($ in millions)                                          Amount*         Amount**             Amount*          Amount**
                                               -----------------      -----------   -----------------       -----------
Interest Rate Contracts:
  Interest Rate Swaps   . . . . . . . . . .             $234,700          $ 4,100            $178,700           $ 5,600
  Currency Exchange Agreements  . . . . . .               16,900            1,200              13,900               700
  Forwards and Futures  . . . . . . . . . .              215,300              200             123,200                70
  Options, Caps and Floors Purchased  . . .               56,500            1,000              61,400               900
  Options, Caps and Floors Written  . . . .               67,100              ***              57,500               ***
Foreign Exchange Contracts:
  Spot, Forwards and Futures  . . . . . . .              598,300           12,400             418,300             5,400
  Options Purchased   . . . . . . . . . . .               39,300              900              29,600               600
  Options Written   . . . . . . . . . . . .               47,700              ***              33,200               ***
Commodity Contracts**** . . . . . . . . . .               10,400              700               9,600               800
                                                        --------          -------            --------           -------
  Total Gross Amount  . . . . . . . . . . .                               $20,500                               $14,070
    Less:   Master Netting Agreements . . .                                 7,300                                 3,100
                                                        --------          -------            --------           -------
Trading Account Derivative Assets . . . . .                               $13,200                               $10,970*****
                                                        --------          -------            --------           -------

* Contract or notional amounts of these instruments, which are not included in the Consolidated Statement of Condition, are indicators of the level of Chase's activities in particular classes of financial instruments. Contract or notional amounts related to ALM activities are shown on page 19.
** Credit risk (defined by SFAS 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," as the accounting loss that may occur from counterparty failure) exists when derivative contracts have positive market values. These amounts do not consider the
      value of any collateral.   The impact of master netting agreements is
      reflected on an aggregated basis as a reduction to the credit risk amount.
***   Options, caps and floors written have no credit risk.
**** Commodity contracts for purposes of this presentation include contracts that contain the right or obligation to exchange a financial instrument for a physical asset. Contract or notional amounts include options written of $2.4 billion and $1.5 billion for June 30, 1994 and December 31,1993, respectively. Such options written have no credit risk.
***** Trading Account Derivative Assets for December 31, 1993 are shown on a proforma basis, as prior to the adoption of FIN 39, trading account contracts were reported in the Consolidated Statement of Condition on a net basis.

The credit risk amount of interest rate swap contracts was lower at June 30, 1994 than at December 31, 1993 due to an increase in domestic interest rates. The change in the credit risk amount of foreign exchange contracts reflected a higher volume of contracts outstanding at June 30, 1994 and the decline, during the month of June, in the value of the U.S. dollar against most major currencies.
    Chase's actual credit losses arising from derivative contracts have not been material during the first half of 1994 and for 1993.

FAIR VALUE DISCLOSURES

Chase monitors the estimated fair values of its on- and off- balance-sheet financial instruments as discussed on pages 80 and 81 of the 1993 Annual Report. Based upon market and other conditions existing at June 30, 1994, as compared with year-end 1993, with the exception of derivative instruments as discussed on page 20, the estimated fair values of Chase's on- and off-balance-sheet financial instruments in the aggregate were not adversely impacted in the second quarter of 1994.

FINANCIAL RATIOS

The Chase Manhattan Corporation and Subsidiaries

                                                                                                            Six Months Ended
                                                                          1994                1993              June 30,
                                                                  -----------------------------------------------------------
                                                                   2nd Qtr.    1st Qtr.      2nd Qtr.       1994         1993
                                                                  -----------------------------------------------------------
   Earnings Ratios
   Net Income as a Percentage of Average:
     Total Assets. . . . . . . . . . . . . . . . . . . . . .        1.05%       1.28%          0.93%        1.16%        0.78%
     Common Stockholders' Equity*. . . . . . . . . . . . . .       16.11       20.15          14.95        18.11        12.21
     Total Stockholders' Equity. . . . . . . . . . . . . . .       14.80       18.21          13.46        16.48        11.41
                                                                  ------      ------         ------        -----        -----
   Leverage Ratios--Averages
   Common Stockholders' Equity as a % of Total Assets. . . .        5.80%       5.80%          5.21%        5.80%        5.15%
   Total Stockholders' Equity as a % of Total Assets . . . .        7.11        7.00           6.85         7.06         6.77
                                                                  ------      ------         ------        -----        -----
   Common Stockholders' Equity Per Common Share. . . . . . .      $37.64      $36.55         $32.86
                                                                  ------      ------         ------
   Capital Ratios at Quarter End**
   Common Stockholders' Equity as a % of Total Assets. . . .        6.08%***    6.00%****      6.08%
   Total Stockholders' Equity as a % of Total Assets . . . .        7.32***     7.24****       7.51*****
   Tier I Leverage . . . . . . . . . . . . . . . . . . . . .        7.47***     7.28****       7.67*****
   Tier I Capital as a % of Net Risk-Weighted Assets . . . .        8.71***     8.43           7.74*****
   Total Capital as a % of Net Risk-Weighted Assets  . . . .       13.32***    12.94          12.10*****
                                                                  ------      ------         ------

 *      Based on Net Income, adjusted as applicable.
 **     Based on Federal Reserve Board definition.
 *** On May 10, 1994, the Company announced its intention to redeem on July 15, 1994 the $227 million of Series F Preferred Stock outstanding, which, on a proforma basis, had the effect of reducing Chase's June 30, 1994 Total stockholders' equity ratio from 7.51% to 7.32%, Tier I leverage ratio from 7.68% to 7.47%, Tier I capital ratio from 8.97% to 8.71% and Total capital ratio from 13.57% to 13.32%. The total equity ratio and the Tier I leverage ratio at June 30, 1994 was decreased by 73 bp and 51 bp, respectively, from the redemption of Series F
        Preferred Stock and the adoption of FIN 39 at January 1, 1994. The common equity ratio at June 30, 1994 also decreased by 77 bp from the adoption of FIN 39. Chase's Trading Account Assets and Liabilities increased approximately $13 billion at June 30, 1994 as a result of such adoption.
 **** The common and total equity ratios and the Tier I leverage ratio at March 31, 1994 decreased 59 bp, 71 bp and 72 bp, respectively, from the adoption of FIN 39 at January 1, 1994. Chase's Trading Account Assets and Liabilities increased approximately $10 billion as a result of such adoption.
 ***** On July 16, 1993, the Company announced its intention to redeem the $250 million of Series E Preferred Stock outstanding, which, on a pro forma basis, had the effect of reducing Chase's June 30, 1993 Total stockholders' equity ratio from 7.74% to 7.51%, Tier I leverage ratio from 7.95% to 7.67%, Tier I capital ratio from 7.99% to 7.74% and Total capital ratio from 12.34% to 12.10%.
 Note: As discussed on page 21, the Tier I and Total capital ratios for 1994 exclude the Net Unrealized Gains on Investment Securities-Available for Sale component of stockholders' equity. All other ratios include such impact that arose from the adoption of SFAS 115.

   The Chase Manhattan Bank, N.A. and Subsidiaries
   Capital Ratios at Quarter End*
     Tier I Leverage. . . . . . . . . . . . . . . . . . . .         6.93%**     6.51%**        6.85%
     Tier I Capital as a % of Net Risk-Weighted Assets. . .         8.24        7.74           7.05
     Total Capital as a % of Net Risk-Weighted Assets . . .        12.08       11.66          11.15
                                                                   -----       -----          -----

*      Based on Office of the Comptroller of the Currency definition.
** The Tier I leverage ratio decreased 77 bp and 73 bp at June 30, 1994 and March 31, 1994, respectively, from the adoption of FIN 39 at January 1, 1994.
Note: As discussed on page 21, the Tier I and Total capital ratios for 1994 exclude the Net Unrealized Gains on Investment Securities-Available for Sale component of stockholders' equity. All other ratios include such impact that arose from the adoption of SFAS 115.

Stockholder Data
The Chase Manhattan Corporation and Subsidiaries

                                                                                                             Six Months Ended
                                                                          1994                 1993              June 30,
                                                                -------------------------------------------------------------
($ in millions, except per share data)                          2nd Qtr.         1st Qtr.     2nd Qtr.       1994       1993
                                                                -------------------------------------------------------------
Quarterly Cash Dividends:
Common Stock:
  Per Share  . . . . . . . . . . . . . . . . . . . .            $  .33           $  .33       $  .30        $  .66     $  .60
  Aggregate  . . . . . . . . . . . . . . . . . . . .            $ 61.0           $ 60.9       $ 47.3        $121.9     $ 94.2
Preferred Stock:
  6 3/4% Series B  . . . . . . . . . . . . . . . . .                --               --           .4            --         .8
  7.60% Series C   . . . . . . . . . . . . . . . . .                --               --           .5            --        1.0
  Floating Rate Series E . . . . . . . . . . . . . .                --               --          4.9            --       10.1
  Floating Rate Series F . . . . . . . . . . . . . .               5.2              3.4          4.1           8.6        8.4
  10 1/2% Series G . . . . . . . . . . . . . . . . .               3.7              3.7          3.7           7.4        7.4
  9.76% Series H   . . . . . . . . . . . . . . . . .               2.5              2.5          2.5           5.0        5.0
  10.84% Series I  . . . . . . . . . . . . . . . . .               5.4              5.4          5.4          10.8       10.8
  9.08% Series J   . . . . . . . . . . . . . . . . .               3.4              3.4          3.4           6.8        6.8
  8-1/2% Series K  . . . . . . . . . . . . . . . . .               3.6              3.6          3.6           7.2        7.2
  8.32% Series L   . . . . . . . . . . . . . . . . .               5.0              5.0          5.0          10.0       10.0
  8.40% Series M   . . . . . . . . . . . . . . . . .               3.6              3.6          3.6           7.2        6.0
  Floating Rate Series N . . . . . . . . . . . . . .               2.0               --           --           2.0         --
                                                                ------           ------       ------        ------     ------
Total Preferred Stock  . . . . . . . . . . . . . . .              34.4             30.6         37.1          65.0       73.5
                                                                ------           ------       ------        ------     ------
Total Cash Dividends   . . . . . . . . . . . . . . .            $ 95.4           $ 91.5       $ 84.4        $186.9     $167.7
                                                                ------           ------       ------        ------     ------
Cash Dividends Paid on Common Stock as Percentage of Net
  Income Applicable to Common Stock                               22.4%            18.3%        24.2%         20.1%      30.1%
Total Cash Dividends Paid as a Percentage of Net Income           31.1             25.1         36.2          27.9       43.4
                                                                ------           ------       ------        ------     ------

Consolidated Statement of Condition
The Chase Manhattan Bank, N.A. and Subsidiaries

                                                                                   June 30,      December 31,      June 30,
   ($ in millions)                                                                     1994              1993          1993
                                                                                   ----------------------------------------
   Assets
   Cash and Due from Banks . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 4,658       $  5,772      $  4,496
   Interest-Bearing Deposits Placed with Banks . . . . . . . . . . . . . . . .           6,139          5,431         6,168
   Federal Funds Sold and Securities Purchased Under Resale Agreements . . . .           3,552          4,439         3,779
   Trading Account Assets  . . . . . . . . . . . . . . . . . . . . . . . . . .          18,831          6,309         3,955
   Investment Securities:
     Held to Maturity (Market Value of $1,094, $684 and $714, Respectively). .           1,086            657           684
     Available for Sale Carried at Fair Value  . . . . . . . . . . . . . . . .           4,775          6,766            --
     At Lower of Cost or Market (Market Value of $5,137) . . . . . . . . . . .              --             --         4,982
                                                                                       -------       --------      --------
       Total Investment Securities . . . . . . . . . . . . . . . . . . . . . .           5,861          7,423         5,666
   Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          48,765         48,109        48,700
     Less: Reserve for Possible Credit Losses  . . . . . . . . . . . . . . . .           1,107          1,085         1,567
                                                                                       -------       --------      --------
   Loans, Net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          47,658         47,024        47,133
   Assets Held for Accelerated Disposition . . . . . . . . . . . . . . . . . .              44            219           758
   Customers' Liability on Acceptances   . . . . . . . . . . . . . . . . . . .             633            689           745
   Accrued Interest Receivable   . . . . . . . . . . . . . . . . . . . . . . .             597            566           522
   Premises and Equipment  . . . . . . . . . . . . . . . . . . . . . . . . . .           1,653          1,617         1,765
   Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,080          4,514         4,713
                                                                                       -------       --------      --------
       Total Assets                                                                    $94,706       $ 84,003      $ 79,700
                                                                                       -------       --------      --------
   Liabilities and Stockholder's Equity
   Deposits:
    Domestic Offices:
      Noninterest-Bearing  . . . . . . . . . . . . . . . . . . . . . . . . . .         $11,442       $ 13,740      $ 11,078
      Interest-Bearing   . . . . . . . . . . . . . . . . . . . . . . . . . . .          19,003         21,276        21,383
    Overseas Offices:
      Noninterest-Bearing  . . . . . . . . . . . . . . . . . . . . . . . . . .           2,859          2,473         1,961
      Interest-Bearing     . . . . . . . . . . . . . . . . . . . . . . . . . .          30,475         28,120        27,267
                                                                                       -------       --------      --------
       Total Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          63,779         65,609        61,689
   Federal Funds Purchased and Securities Sold Under Repurchase Agreements . .           1,456          3,534         2,412
   Other Short-Term Borrowings . . . . . . . . . . . . . . . . . . . . . . . .           2,027          1,253         1,482
   Trading Account Liabilities . . . . . . . . . . . . . . . . . . . . . . . .          12,831             --            --
   Acceptances Outstanding   . . . . . . . . . . . . . . . . . . . . . . . . .             644            696           755
   Accrued Interest Payable  . . . . . . . . . . . . . . . . . . . . . . . . .             399            347           412
   Accounts Payable, Accrued Expenses and Other Liabilities  . . . . . . . . .           4,276          3,088         3,659
   Intermediate- and Long-Term Debt  . . . . . . . . . . . . . . . . . . . . .           2,544          3,032         3,435
                                                                                       -------       --------      --------
       Total Liabilities                                                                87,956         77,559        73,844
                                                                                       -------       --------      --------
   Stockholder's Equity:
     Capital Stock ($15 Par Value):
                                         6/30/94     12/31/93        6/30/93
                                    ------------ ------------   ------------
       Number of Shares Authorized    81,744,445   81,744,445     81,744,445
       Number of Shares Outstanding   60,874,205   60,699,597     60,480,218 .             913            910           907
     Surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,615          4,383         4,297
     Net Unrealized Gains (Losses) on Investment
       Securities - Available for Sale . . . . . . . . . . . . . . . . . . . .             (25)           187            --
     Undivided Profits . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,247            964           652
                                                                                       -------       --------      --------
         Total Stockholder's Equity                                                      6,750          6,444         5,856
                                                                                       -------       --------      --------
         Total Liabilities and Stockholder's Equity                                    $94,706       $ 84,003      $ 79,700
                                                                                       -------       --------      --------

The accompanying notes on page 8 are an integral part of the financial statements.

Member Federal Deposit Insurance Corporation

Average Balances, Interest and Average Rates - Taxable Equivalent
The Chase Manhattan Corporation and Subsidiaries

                                                                                              Second Quarter
                                                                   -----------------------------------------------------------------
                                                                                 1994                              1993
                                                                   -----------------------------------------------------------------
                                                                   Average                 Average     Average               Average
  ($ in millions, based on daily averages)                         Balance     Interest    Rate        Balance    Interest   Rate
                                                                   -----------------------------------------------------------------
  Assets
  Interest-Earning Assets:
  Interest-Bearing Deposits Placed with Banks . . . . . . . . .    $  6,931    $  127       7.35%      $  7,276   $  191     10.51%
  Federal Funds Sold and Securities Purchased Under Resale
    Agreements  . . . . . . . . . . . . . . . . . . . . . . . .      13,594       490      14.45         10,379      265     10.25
  Trading Account Assets-Interest-Earning*. . . . . . . . . . .       6,175        92       5.97          3,457       47      5.49
  Investment Securities:
    Held to Maturity
      Taxable . . . . . . . . . . . . . . . . . . . . . . . . .       1,124        35      12.50          1,020       33     13.28
      Tax-Exempt. . . . . . . . . . . . . . . . . . . . . . . .         369        11      11.47            459       14     11.45
                                                                   --------    ------      -----       --------   ------     -----
        Total Held to Maturity                                        1,493        46      12.24          1,479       47     12.71
    Available for Sale. . . . . . . . . . . . . . . . . . . . .       5,970       178      11.96**        5,098      130     10.23**
                                                                   --------    ------      -----       --------   ------     -----
    Total Investment Securities . . . . . . . . . . . . . . . .       7,463       224      12.02          6,577      177     10.79
  Loans:
    Domestic Offices. . . . . . . . . . . . . . . . . . . . . .      43,456       915       8.45         41,584      882      8.51
    Overseas Offices. . . . . . . . . . . . . . . . . . . . . .      17,128       461      10.79         18,190      484     10.67
                                                                   --------    ------      -----       --------   ------     -----
    Total Loans . . . . . . . . . . . . . . . . . . . . . . . .      60,584     1,376       9.11         59,774    1,366      9.17
      Less: Reserve for Possible Credit Losses*** . . . . . . .       1,445        -          -           1,902       -         -
                                                                   --------    ------      -----       --------   ------     -----
      Loans, Net. . . . . . . . . . . . . . . . . . . . . . . .      59,139     1,376       9.11         57,872    1,366      9.17
                                                                   --------    ------      -----       --------   ------     -----
    Accelerated Disposition Portfolio-Interest-Earning. . . . .          45         2      15.90            692       20     11.47
                                                                   --------    ------      -----       --------   ------     -----
      Total Interest-Earning Assets***, Net . . . . . . . . . .      93,347     2,311       9.78         86,253    2,066      9.40
                                                                   --------    ------      -----       --------   ------     -----
  Summary--Gross Interest-Earning Assets:
  Domestic Offices. . . . . . . . . . . . . . . . . . . . . . .      63,993     1,150       7.21         57,876    1,069      7.41
  Overseas Offices. . . . . . . . . . . . . . . . . . . . . . .      30,799     1,161      15.12         30,279      997     13.21
                                                                   --------    ------      -----       --------   ------     -----
      Total Gross Interest-Earning Assets . . . . . . . . . . .      94,792    $2,311       9.78%        88,155   $2,066      9.40%
                                                                   --------    ------      -----       --------   ------     -----
  Noninterest-Earning Assets:
  Cash and Due from Banks . . . . . . . . . . . . . . . . . . .       5,847                               6,169
  Trading Account Assets-Noninterest-Earning****  . . . . . . .       9,325                                  -
  Customers' Liability on Acceptances . . . . . . . . . . . . .         696                                 808
  Premises and Equipment. . . . . . . . . . . . . . . . . . . .       1,798                               1,922
  Accrued Interest Receivable . . . . . . . . . . . . . . . . .         904                                 724
  Other Assets  . . . . . . . . . . . . . . . . . . . . . . . .       5,007                               4,806
                                                                   --------                            --------
      Total Noninterest-Earning Assets                               23,577                              14,429
                                                                   --------                            --------
        Total Assets                                               $116,924                            $100,682
                                                                   --------                            --------

  *     Includes only trading securities.
  **    Average rate based on average amortized cost.
  *** Reserve for Possible Credit Losses excluded from calculations of average balances and average rates, as appropriate.
  **** Includes foreign exchange, interest rate, and commodity derivative contracts.
  Note: Loan and other asset amounts include nonaccrual and restructured loans and ORE, as applicable, but exclude assets held in the accelerated disposition portfolio. Accruing, nonaccruing and restructured loans in the accelerated disposition portfolio were treated as interest-earning in the above table, while ORE in the accelerated disposition portfolio was treated as noninterest-earning.
  Note: Average rates for overseas offices in the above table reflect the extraordinarily high level of local interest rates prevailing in certain Latin American countries with highly inflationary economies.

Average Balances, Interest and Average Rates - Taxable Equivalent
The Chase Manhattan Corporation and Subsidiaries

                                                                                               Second Quarter
                                                                       ------------------------------------------------------------
                                                                                    1994                           1993
                                                                       ------------------------------------------------------------
                                                                        Average              Average   Average              Average
($ in millions, based on daily averages)                                Balance   Interest   Rate      Balance   Interest   Rate
                                                                       --------   --------   -------   -------   --------   -------
Liabilities, Redeemable Preferred Stock and Stockholders' Equity
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
   Domestic Offices:
     Savings and Negotiable Order of Withdrawal Deposits..........     $  5,595    $    26     1.88%   $  5,350    $   26      1.93%
     Money Market Deposits........................................       10,918         47     1.73      11,088        46      1.68
     Negotiable Certificates of Deposit...........................        1,358         25     7.48       2,009        36      7.20
     Other Time Deposits..........................................        8,348         86     4.09       9,477        78      3.32
                                                                       --------    -------   ------   ---------    ------    ------
   Total Domestic Offices                                                26,219        184     2.81      27,924       186      2.68
   Overseas Offices                                                      30,116        470     6.26      26,233       307      4.70
                                                                       --------    -------   ------   ---------    ------    ------
   Total Interest-Bearing Deposits................................       56,335        654     4.65      54,157       493      3.66
 Federal Funds Purchased and Securities Sold Under
   Repurchase Agreements..........................................       14,317        176     4.93      10,834       155      5.72
 Other Short-Term Borrowings:
   Domestic Offices...............................................        3,013         48     6.43       2,503        26      4.09
   Overseas Offices...............................................        1,282        432   135.22         808       330    163.86
                                                                       --------    -------   ------   ---------    ------    ------
   Total Other Short-Term Borrowings                                      4,295        480    44.86       3,311       356     43.09
 Intermediate- and Long-Term Debt                                         5,360         77     5.73       6,544       160      9.79
                                                                       --------    -------   ------   ---------    ------    ------
     Total Interest-Bearing Liabilities                                  80,307      1,387     6.93      74,846     1,164      6.24
                                                                       --------    -------   ------   ---------    ------    ------
 Summary--Interest-Bearing Liabilities:
 Domestic Offices.................................................       50,628        468     3.71      46,146       381      3.31
 Overseas Offices.................................................       29,679        919    12.42      28,700       783     10.94
                                                                       --------    -------   ------   ---------    ------    ------
 Noninterest-Bearing Liabilities:
 Deposits in Domestic Offices.....................................       13,271                          13,456
 Deposits in Overseas Offices.....................................        2,574                           1,923
 Trading Account Liabilities*.....................................        8,859                              --
 Acceptances Outstanding..........................................          705                             816
 Accounts Payable, Accrued Expenses and Other Liabilities.........        2,896                           2,688
                                                                       --------    -------   ------   ---------    ------    ------
     Total Noninterest-Bearing Liabilities                               28,305                          18,883
                                                                       --------    -------   ------   ---------    ------    ------
       Total Liabilities                                                108,612                          93,729
                                                                       --------    -------   ------   ---------    ------    ------
 Redeemable Preferred Stock                                                   -                              53
                                                                       --------    -------   ------   ---------    ------    ------
 Stockholders' Equity:
 Nonredeemable Preferred Stock....................................        1,532                           1,649
 Common Stockholders' Equity......................................        6,780                           5,251
                                                                       --------    -------   ------   ---------    ------    ------
       Total Stockholders' Equity                                         8,312                           6,900
                                                                       --------    -------   ------   ---------    ------    ------
       Total Liabilities, Redeemable Preferred Stock and
         Stockholders' Equity                                          $116,924                       $ 100,682
                                                                       --------    -------   ------   ---------    ------    ------
 Taxable Equivalent Net Interest Revenue and Average
     Interest Rate Spread                                                          $  924     2.85%                $  902      3.16%
                                                                       --------    -------   ------   ---------    ------    ------
 Net Interest Revenue as a Percentage of Gross
     Interest-Earning  Assets                                                                  3.91%                           4.10%
                                                                       --------    -------   ------   ---------    ------    ------

* Includes short sales, and foreign exchange, interest rate, and commodity derivative contracts.
Note: Average rates for overseas offices in the above table reflect the extraordinarily high level of local interest rates prevailing in certain Latin American countries with highly inflationary economies.

Average Balances, Interest and Average Rates - Taxable Equivalent
The Chase Manhattan Corporation and Subsidiaries

                                                                                               Six Months Ended
                                                                  ------------------------------------------------------------------

                                                                                June 30, 1994                    June 30, 1993
                                                                  ------------------------------------------------------------------

                                                                    Average                Average    Average               Average
      ($ in millions, based on daily averages)                      Balance    Interest    Rate       Balance    Interest   Rate
                                                                  ------------------------------------------------------------------

      Assets
      Interest-Earning Assets:
      Interest-Bearing Deposits Placed with Banks. . . . . . .       $  6,571     $  257     7.89%    $  6,809     $  339   10.04%
      Federal Funds Sold and Securities Purchased Under Resale
        Agreement. . . . . . . . . . . . . . . . . . . . . . .         12,199        815    13.48        9,699        522   10.87
      Trading Account Assets-Interest-Earning* . . . . . . . .          6,039        211     7.03        3,379         99    5.91
      Investment Securities:
        Held to Maturity
          Taxable. . . . . . . . . . . . . . . . . . . . . . .          1,040         69    13.37        1,015         66   13.31
          Tax-Exempt . . . . . . . . . . . . . . . . . . . . .            382         22    11.60          467         28   11.57
                                                                     --------     ------    -----     --------     ------   -----
            Total Held to Maturity                                      1,422         91    12.90        1,482         94   12.76
        Available for Sale . . . . . . . . . . . . . . . . . .          6,556        343    10.54**      4,765        263   11.14**
                                                                     --------     ------    -----     --------     ------   -----
        Total Investment Securities. . . . . . . . . . . . . .          7,978        434    10.96        6,247        357   11.52
      Loans:
        Domestic Offices . . . . . . . . . . . . . . . . . . .         43,803      1,807     8.32       42,841      1,827    8.60
        Overseas Offices . . . . . . . . . . . . . . . . . . .         17,122        870    10.25       18,113      1,071   11.92
                                                                     --------     ------    -----     --------     ------   -----
        Total Loans. . . . . . . . . . . . . . . . . . . . . .         60,925      2,677     8.86       60,954      2,898    9.59
          Less: Reserve for Possible Credit Losses***. . . . .          1,443          -       -         1,941          -      -
                                                                     --------     ------    -----     --------     ------   -----
          Loans, Net . . . . . . . . . . . . . . . . . . . . .         59,482      2,677     8.86       59,013      2,898    9.59
                                                                     --------     ------    -----     --------     ------   -----
        Accelerated Disposition Portfolio-Interest-Earning . .             73          5    14.12          348         20   11.47
                                                                     --------     ------    -----     --------     ------   -----

          Total Interest-Earning Assets***, Net                        92,342      4,399     9.46       85,495      4,235    9.77
                                                                     --------     ------    -----     --------     ------   -----
      Summary--Gross Interest-Earning Assets:
      Domestic Offices. . . . . . . . . . . . . . . . . . . . .        63,139      2,225     7.11       58,090      2,171    7.54
      Overseas Offices. . . . . . . . . . . . . . . . . . . . .        30,646      2,174    14.31       29,346      2,064   14.19
                                                                     --------     ------    -----     --------     ------   -----
          Total Gross Interest-Earning Assets                          93,785     $4,399     9.46%      87,436     $4,235    9.77%
                                                                     --------     ------    -----     --------     ------   -----
      Noninterest-Earning Assets:
      Cash and Due from Banks . . . . . . . . . . . . . . . . .         6,009                            6,227
      Trading Account Assets-Noninterest-Earning****. . . . . .         9,362                                -
      Customers' Liability on Acceptances . . . . . . . . . . .           701                              772
      Premises and Equipment. . . . . . . . . . . . . . . . . .         1,794                            1,900
      Accrued Interest Receivable . . . . . . . . . . . . . . .           864                              752
      Other Assets. . . . . . . . . . . . . . . . . . . . . . .         5,324                            5,042
                                                                     --------                         --------
          Total Noninterest-Earning Assets                             24,054                           14,693
                                                                     --------                         --------
            Total Assets                                             $116,396                         $100,188
                                                                     --------                         --------

  *   Includes only trading securities.
  **  Average rate based on average amortized cost.
  *** Reserve for Possible Credit Losses excluded from calculations of average balances and average rates, as appropriate.
 **** Includes foreign exchange, interest rate, and commodity derivative contracts.
Note: Loan and other asset amounts include nonaccrual and restructured loans and ORE, as applicable, and amounts attributable during the first quarter of 1993 to assets held in the accelerated disposition portfolio since they were transferred as of March 31, 1993.
      Subsequent to this date, accruing, nonaccruing and restructured loans in the accelerated disposition portfolio were treated as interest-earning in the above table, while ORE in the accelerated disposition portfolio was treated as noninterest-earning.
Note: Average rates for overseas offices in the above table reflect the extraordinarily high level of local interest rates prevailing in certain
      Latin American countries with highly inflationary economies.


Average Balances, Interest and Average Rates - Taxable Equivalent
The Chase Manhattan Corporation and Subsidiaries

                                                                                           Six Months Ended
                                                                     -----------------------------------------------------------
                                                                             June 30, 1994                  June 30, 1993
                                                                     -----------------------------------------------------------
                                                                     Average              Average   Average              Average
($ in millions, based on daily averages)                             Balance   Interest    Rate      Balance   Interest    Rate
                                                                     -----------------------------------------------------------
Liabilities, Redeemable Preferred Stock and Stockholders' Equity
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
  Domestic Offices:
    Savings and Negotiable Order of Withdrawal Deposits              $  5,603    $   50     1.82%   $  5,370    $   55     2.05%
    Money Market Deposits. . . . . . . . . . . . . . . . . . .         11,215        81     1.45      10,838        95     1.78
    Negotiable Certificates of Deposit . . . . . . . . . . . .          1,439        52     7.27       2,182        78     7.20
    Other Time Deposits  . . . . . . . . . . . . . . . . . . .          8,490       159     3.78       9,721       188     3.91
                                                                     --------    ------   ------    --------    ------   ------
  Total Domestic Offices                                               26,747       342     2.58      28,111       416     2.99
  Overseas Offices                                                     29,385       836     5.74      25,663       616     4.84
                                                                     --------    ------   ------    --------    ------   ------
  Total Interest-Bearing Deposits. . . . . . . . . . . . . . .         56,132     1,178     4.23      53,774     1,032     3.87
Federal Funds Purchased and Securities Sold Under Repurchase
   Agreements. . . . . . . . . . . . . . . . . . . . . . . . .         13,545       300     4.47      10,734       293     5.49
Other Short-Term Borrowings:
  Domestic Offices . . . . . . . . . . . . . . . . . . . . . .          2,922        91     6.24       2,397        60     5.08
  Overseas Offices . . . . . . . . . . . . . . . . . . . . . .          1,239       795   129.46         877       581   133.59
                                                                     --------    ------   ------    --------    ------   ------
  Total Other Short-Term Borrowings  . . . . . . . . . . . . .          4,161       886    42.93       3,274       641    39.49
Intermediate- and Long-Term Debt . . . . . . . . . . . . . . .          5,461       153     5.65       6,606       311     9.50
                                                                     --------    ------   ------    --------    ------   ------
    Total Interest-Bearing Liabilities                                 79,299     2,517     6.40      74,388     2,277     6.17
                                                                     --------    ------   ------    --------    ------   ------
Summary--Interest-Bearing Liabilities:
Domestic Offices . . . . . . . . . . . . . . . . . . . . . . .         50,485       856     3.42      45,737       798     3.52
Overseas Offices . . . . . . . . . . . . . . . . . . . . . . .         28,814     1,661    11.62      28,651     1,479    10.41
                                                                     --------    ------   ------    --------    ------   ------
Noninterest-Bearing Liabilities:
Deposits in Domestic Offices . . . . . . . . . . . . . . . . .         13,676                         13,216
Deposits in Overseas Offices . . . . . . . . . . . . . . . . .          2,526                          1,870
Trading Account Liabilities* . . . . . . . . . . . . . . . . .          8,781                              -
Acceptances Outstanding  . . . . . . . . . . . . . . . . . . .            709                            787
Accounts Payable, Accrued Expenses and Other Liabilities                3,191                          3,087
                                                                     --------    ------   ------    --------    ------   ------
    Total Noninterest-Bearing Liabilities                              28,883                         18,960
                                                                     --------    ------   ------    --------    ------   ------
      Total Liabilities                                               108,182                         93,348
                                                                     --------    ------   ------    --------    ------   ------
Redeemable Preferred Stock                                                  -                             53
                                                                     --------    ------   ------    --------    ------   ------
Stockholders' Equity:
Nonredeemable Preferred Stock. . . . . . . . . . . . . . . . .          1,466                          1,624
Common Stockholders' Equity  . . . . . . . . . . . . . . . . .          6,748                          5,163
                                                                     --------    ------   ------    --------    ------   ------
      Total Stockholders' Equity                                        8,214                          6,787
                                                                     --------    ------   ------    --------    ------   ------
      Total Liabilities, Redeemable Preferred Stock and
        Stockholders' Equity                                         $116,396                       $100,188
                                                                     --------    ------   ------    --------    ------   ------
Taxable Equivalent Net Interest Revenue and Average Interest Rate
   Spread                                                                        $1,882     3.06%               $1,958     3.60%
                                                                     --------    ------   ------    --------    ------   ------
Net Interest Revenue as a Percentage of Gross Interest-Earning
   Assets                                                                                   4.05%                          4.52%
                                                                     --------    ------   ------    --------    ------   ------

* Includes short sales, and foreign exchange, interest rate, and commodity derivative contracts.
Note: Average rates for overseas offices in the above table reflect the extraordinarily high level of local interest rates prevailing in certain Latin American countries with highly inflationary economies.

INVESTMENT SECURITIES
The Chase Manhattan Corporation and Subsidiaries

SECURITIES--HELD TO MATURITY

                                                June 30, 1994                  December 31, 1993             June 30, 1993
                                  ---------------------------------------------------------------------------------------------
                                                   Gross         Gross
                                  Amortized     Unrealized    Unrealized   Fair     Amortized   Fair      Amortized      Fair
($ in millions)                     Cost           Gains        Losses    Value*      Cost     Value*       Cost        Value*
                                  ---------------------------------------------------------------------------------------------
U.S. Treasury Securities. . . . .   $  120          $ --         $ --      $  120     $   31    $   33      $   44       $   46
Federal Agency Securities** . . .      511            --           14         497        662       666         630          640
State and Political Subdivision
  Securities. . . . . . . . . . .      366            11            1         376        419       446         454          485
Other Bonds, Notes and
  Debentures:
    Securities Issued by OECD
      Central Governments
        and their Agencies*** . .      204            --            2         202         16        16          18           18
    Securities Issued by Other
      Foreign Central
        Governments and
           their Agencies . . . .        9            --           --           9         10        10           9            9
    Privately-Issued Mortgage-
      Backed Securities   . . . .       32             1           --          33         35        35          42           39
  Corporate and Other Debt
    Securities. . . . . . . . . .      230             1           --         231         35        35          46           46
                                    ------           ---          ---      ------     ------    ------      ------       ------
    Total Other Bonds, Notes
      and Debentures                   475             2            2         475         96        96         115          112
                                    ------           ---          ---      ------     ------    ------      ------       ------
Federal Reserve Bank and
  Other Stock Investments . . . .      179            --           --         179        176       176         176          176
                                    ------           ---          ---      ------     ------    ------      ------       ------
Total                               $1,651           $13          $17      $1,647     $1,384    $1,417      $1,419       $1,459
                                    ------           ---          ---      ------     ------    ------      ------       ------

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

Note: Interest and dividends on investment securities held to maturity in terms of taxable interest income, nontaxable interest income, and dividends for the second quarter and the first six months of 1994 were:
       $32 million, $7 million and $3 million; and $64 million, $14 million and $5 million, respectively; and for the second quarter and first six months of 1993, such amounts were: $31 million, $9 million and $2 million; and $62 million, $18 million and $4 million, respectively.

INVESTMENT SECURITIES
The Chase Manhattan Corporation and Subsidiaries

                                                                                                             SECURITIES--AT LOWER
                                                 SECURITIES--AVAILABLE FOR SALE AT FAIR VALUE                  OF COST OR MARKET
                                --------------------------------------------------------------------------------------------------
                                                 June 30, 1994                     December 31, 1993            June 30, 1993
                                --------------------------------------------------------------------------------------------------
                                                 Gross          Gross
                                Amortized   Unrealized     Unrealized        Fair   Amortized       Fair    Amortized        Fair
($ in millions)                      Cost        Gains         Losses       Value*       Cost      Value*        Cost       Value*
                                ---------   ----------     ----------       ------  ---------      ------   ---------       ------
U.S. Treasury Securities  . . .    $2,393         $ 24           $ 35       $2,382     $2,273      $2,307      $2,228       $2,282
Federal Agency Securities** . .       668            1             21          648      1,202       1,213         875          899
State and Political Subdivision
  Securities  . . . . . . . . .        23           --             --           23         --          --          --           --
Other Bonds, Notes and
  Debentures:
   Securities Issued by OECD
    Central Governments
     and their Agencies***  . .       636           --             14          622      1,535       1,564       1,570        1,577
   Securities Issued by Other
    Foreign Central
     Governments and
      their Agencies  . . . . .     1,105            1            100        1,006      1,476       1,618         312          311
   Privately-Issued Mortgage-
    Backed Securities . . . . .        83           --              1           82        136         139         257          264
  Corporate and Other Debt
   Securities . . . . . . . . .       213           16             --          229        318         338         515          520
                                   ------         ----           ----       ------     ------      ------      ------       ------
   Total Other Bonds, Notes
    and Debentures                  2,037           17            115        1,939      3,465       3,659       2,654        2,672
                                   ------         ----           ----       ------     ------      ------      ------       ------
Other Stock Investments . . . .       348          135             --          483        312         511         287          601
                                   ------         ----           ----       ------     ------      ------      ------       ------
Total                              $5,469         $177           $171       $5,475     $7,252      $7,690      $6,044       $6,454
                                   ------         ----           ----       ------     ------      ------      ------       ------

* The fair/market values of securities are estimated utilizing independent pricing services and are based on available market data, which often reflect transactions of relatively small size and are not necessarily indicative of the prices at which large amounts of particular issues could be sold.
**    Primarily Mortgage-Backed Federal Agency Securities.
*** OECD includes all countries that are members of the Organization for Economic Cooperation and Development, excluding the United States.
Note: Interest and dividends on investment securities available for sale in terms of taxable interest income and dividends for the second quarter and first six months of 1994 were: $177 million and $1 million; and $340 million and $3 million, respectively. Interest and dividends on investment securities at lower of cost or market for the second quarter and first six months of 1993 were: $125 million and $5 million; and $257 million and $6 million, respectively.

Average Loan Balances
The Chase Manhattan Corporation and Subsidiaries

                                                               1994                    1993           Six Months Ended June 30,
                                                     --------------------------------------------------------------------------
($ in millions, based on daily averages)             2nd Quarter    1st Quarter     2nd Quarter            1994            1993
                                                     --------------------------------------------------------------------------
Domestic Offices:
  Wholesale:
  Commercial Real Estate    . . . . . . . . .            $ 2,953       $  3,076        $  4,443        $  3,014         $ 5,501*
  Commercial and Industrial   . . . . . . . .              8,459          8,370           8,662           8,415           8,787
  Financial Institutions  . . . . . . . . . .              1,049          1,204           1,716           1,126           1,665
  Lease Financings    . . . . . . . . . . . .              1,497          1,484           1,564           1,490           1,614
  Other   . . . . . . . . . . . . . . . . . .              1,230          1,683           1,670           1,455           1,609
  Consumer:
    Secured by 1-4 Family Residential
      Properties  . . . . . . . . . . . . . .             13,891         13,937          10,848          13,914          10,617
    Credit Card   . . . . . . . . . . . . . .              6,283          6,245           5,763           6,265           5,890
    Other Consumer  . . . . . . . . . . . . .              8,275          8,328           7,218           8,301           7,470
                                                         -------        -------         -------         -------         -------
Total Domestic Offices, Gross . . . . . . . .             43,637         44,327          41,884          43,980          43,153
Less: Unearned Discount and Fee Revenue . . .                181            174             300             177             312
                                                         -------        -------         -------         -------         -------
Total Domestic Offices  . . . . . . . . . . .             43,456         44,153          41,584          43,803          42,841
                                                         -------        -------         -------         -------         -------
Overseas Offices, Gross . . . . . . . . . . .             17,175         17,159          18,237          17,167          18,158
Less: Unearned Discount and Fee Revenue . . .                 47             43              47              45              45
                                                         -------        -------         -------         -------         -------
Total Overseas Offices  . . . . . . . . . . .             17,128         17,116          18,190          17,122          18,113
                                                         -------        -------         -------         -------         -------
Total Average Loans   . . . . . . . . . . . .            $60,584        $61,269         $59,774         $60,925         $60,954
                                                         -------        -------         -------         -------         -------

* Includes during the first quarter of 1993 the loans transferred to the accelerated disposition portfolio since they were transferred as of March 31, 1993.

  Analysis of Credit Loss Experience
  The Chase Manhattan Corporation and Subsidiaries

                                                            1994                1993         Six Months Ended June 30,
                                                  ----------------------------------------------------------------------
      ($ in millions)                              2nd Quarter  1st Quarter  2nd Quarter        1994         1993
                                                  ----------------------------------------------------------------------
      Reserve for Possible Credit Losses at
        Beginning of Period   . . . . . .            $1,429       $1,425       $1,912          $1,425       $1,913
      Net Loan Charge-Offs:
        Domestic Loans:
          Commercial Real Estate  . . . .                51           51           74             102          165
          Commercial and Industrial   . .                 2           (2)          50              --           68
          Financial Institutions  . . . .                --           12            2              12           11
          Lease Financings  . . . . . . .                 3            1            3               4            4
          Consumer  . . . . . . . . . . .                90           94           95             184          198
                                                     -------      -------      -------         --------     --------
             Total Domestic Net Loan Charge-Offs        146          156          224             302          446

        International Loans:
          Commercial and Industrial . . .                --           11           (2)             11            2
          Financial Institutions  . . . .                --           (1)          (1)             (1)          (2)
          Consumer  . . . . . . . . . . .                --           --            1              --            1
          Foreign Governments and
            Official Institutions . . . .                --          (10)          --             (10)          (5)
                                                     -------      -------      -------         ---------    --------
             Total International Net
             Loan Charge-Offs*  . . . . .                --           --           (2)             --           (4)
                                                    --------      -------      -------         ---------    --------
          Total Net Loan Charge-Offs. . .               146          156          222             302          442
                                                    --------      -------      -------         ---------    --------
      Provision for Credit Losses
        Charged to Expenses . . . . . . .               150          160          225             310          585
      Provision for Loans Held for
        Accelerated Disposition   . . . .                --           --           --              --          566
      Writedown of Loans Transferred
        to Accelerated Disposition
        Portfolio   . . . . . . . . . . .                --           --           --              --         (701)
      Reserves of Disposed Subsidiaries
        and Other Adjustments   . . . . .                --           --            4              --           (2)
      Foreign Exchange Translation
       Adjustments  . . . . . . . . . . .                 2           --           (1)              2           (1)
                                                    --------      -------      --------        ---------    --------
      Reserve For Possible Credit Losses
       at End of Period . . . . . . . . .            $1,435       $1,429       $1,918          $1,435       $1,918
                                                    --------      -------      --------        ---------    --------

  * Includes net loan recoveries applicable to refinancing countries of $1 million, $2 million, $2 million, $3 million and $9 million, respectively.

INTERMEDIATE- AND LONG-TERM DEBT
The Chase Manhattan Corporation and Subsidiaries

Intermediate- and Long-Term Debt consists of obligations having an original maturity at issuance of more than one year. A summary of Intermediate- and Long-Term Debt, net of unamortized original issue discount, outstanding at June 30, 1994 and December 31, 1993 and certain applicable terms is presented below. The distribution of maturities is based on contractual maturity or the earliest date which the debt can be redeemed at the option of the holder.

                                                                                              Amount Outstanding
                                                                  Maturity     Interest    June 30,   December 31,        Other
   ($ in millions)                                                    Date        Rate*       1994        1993           Data**
                                                                ----------   ----------   --------    ------------    ---------
   COMPANY:
     Medium-Term Notes   . . . . . . . . . . . . . . . . .      1994--1997   5.52--9.61%    $  336      $  530
     Floating Rate Medium-Term Notes   . . . . . . . . . .      1994--1995   4.35--5.65        146         409
     Floating Rate Oil-Linked Notes  . . . . . . . . . . .            1994         5.88         10          10
     Notes   . . . . . . . . . . . . . . . . . . . . . . .            1994         7.38         --         158                T
     Notes   . . . . . . . . . . . . . . . . . . . . . . .            1996         8.50        250         250                T
     Notes   . . . . . . . . . . . . . . . . . . . . . . .            1997         7.88        227         227                T
     Floating Rate Subordinated Notes  . . . . . . . . . .            1997         4.88        175         175              S,T
     Subordinated Notes  . . . . . . . . . . . . . . . . .            1997         7.50        200         200              S,T
     Non-U.S. Currency Borrowings  . . . . . . . . . . . .            1998         5.30         51          45
     Floating Rate Notes   . . . . . . . . . . . . . . . .            1999         4.10         11          11                R
     Subordinated Medium-Term Notes  . . . . . . . . . . .            1999   7.58--9.00        175         175              S,T
     Subordinated Notes  . . . . . . . . . . . . . . . . .            1999        10.00        275         275              S,T
     Subordinated Notes  . . . . . . . . . . . . . . . . .            1999         8.00        200         200              S,T
     Subordinated Notes  . . . . . . . . . . . . . . . . .            1999         7.75        200         200              S,T
     Floating Rate Subordinated Notes  . . . . . . . . . .            2000         5.00        250         250            S,R,T
     Subordinated Notes  . . . . . . . . . . . . . . . . .            2001         9.38        200         200              S,T
     Subordinated Notes  . . . . . . . . . . . . . . . . .            2001         9.75        150         150              S,T
     Subordinated Notes  . . . . . . . . . . . . . . . . .            2003         7.50        200         200              S,T
     Floating Rate Subordinated Notes (Three Issues)   . .            2003   4.35--5.50        341         341              S,T
     Fixed Rate Subordinated Note  . . . . . . . . . . . .            2004         8.00        149          --            S,R,T
     Subordinated Notes  . . . . . . . . . . . . . . . . .            2005         6.50        198         198              S,T
     Subordinated Notes  . . . . . . . . . . . . . . . . .            2008         6.75        199         199              S,T
     Subordinated Notes  . . . . . . . . . . . . . . . . .            2008         6.13         99          99              S,T
     Fixed Rate Subordinated Note  . . . . . . . . . . . .            2009         6.50        149          --              S,T
     Floating Rate Subordinated Notes  . . . . . . . . . .            2009         5.25        321         321            S,R,T
     Other Borrowings  . . . . . . . . . . . . . . . . . .      1994--1996          ***          7          13
                                                                ----------   ----------   --------    --------            -----
         Total                                                                               4,519       4,836
                                                                ----------   ----------   --------    --------            -----
   BANK:
     Student Loan Marketing Association Borrowings   . . .            1994   3.48--4.26         --         500
     Floating Rate Subordinated Note   . . . . . . . . . .            1996         8.50        400         400              S,C
     Subordinated Note Issued with Equity Contract   . . .            1999         9.25        150         150              S,C
     Subordinated Note   . . . . . . . . . . . . . . . . .            1999         6.25        260         260              S,C
     Fixed Rate Subordinated Notes  (Three Issues)   . . .            2010         9.00      1,100       1,100              S,C
     Subordinated Notes (Two Issues)   . . . . . . . . . .            2012         9.00        450         450              S,C
     Other Borrowings  . . . . . . . . . . . . . . . . . .      1994--2013          ***        184         172
                                                                ----------   ----------   --------    --------            -----
         Total                                                                               2,544       3,032
                                                                ----------   ----------   --------    --------            -----
   OTHER SUBSIDIARIES:
     Subordinated Note   . . . . . . . . . . . . . . . . .            1997         5.63        200          --              S,C
     Subordinated Note   . . . . . . . . . . . . . . . . .            2012         9.00        250         250              S,C
     Other Borrowings  . . . . . . . . . . . . . . . . . .      1994--1997          ***        122         133
                                                                ----------   ----------   --------    --------            -----
         Total                                                                                 572         383
                                                                ----------   ----------   --------    --------            -----
   Less: Investment by the Company in a Subordinated Note
     Issued with Equity Contract of the Bank and other                                       2,810       2,610              S,C
     Subordinated Debentures . . . . . . . . . . . . . . .
                                                                ----------   ----------   --------    --------            -----
   Total Intermediate-and Long-Term Debt                                                    $4,825      $5,641
                                                                ----------   ----------   --------    --------            -----

* The interest rates shown for floating rate issues are those in effect at June 30, 1994, or in the case of those issues redeemed in 1994 at the date of redemption. Such floating interest rates are determined by formulas, subject to certain minimum rates.
**   Issues indicated by:
     "S"--Subordinated in right of payment to claims of depositors and certain other creditors, as applicable.
     "C"--Held by the Company.
     "R"--Redeemable in whole, or in part, at the option of Chase, prior to maturity.
     "T"--Qualifies as Tier II capital under the Risk-based Capital guidelines. *** Consists of numerous borrowings which bear interest at rates generally reflecting market conditions in the applicable countries at the time of issuance or repricing.

Consolidated Statement of Income (Five Quarters)
The Chase Manhattan Corporation and Subsidiaries

                                                                   1994                                1993
                                                        --------------------------------------------------------------------
($ in millions, except per share data)                  2nd Quarter   1st Quarter   4th Quarter    3rd Quarter   2nd Quarter
                                                        --------------------------------------------------------------------
Interest Revenue
  Interest and Fees On Loans  . . . . . . . . . . . . .      $1,376        $1,301        $1,479         $1,405        $1,383
  Interest On Deposits Placed With Banks  . . . . . . .         127           130           164            214           191
  Interest and Dividends on Investment Securities:
    Held to Maturity  . . . . . . . . . . . . . . . . .          42            41            42             42            42
    Available for Sale  . . . . . . . . . . . . . . . .         178           165            --             --            --
    At Lower of Cost or Market  . . . . . . . . . . . .          --            --           133            121           130
  Interest On Federal Funds Sold and Securities
    Purchased Under Resale Agreements . . . . . . . . .         490           326           245            261           265
  Interest On Trading Account Assets  . . . . . . . . .          92           119            92             51            47
                                                             ------        ------        ------         ------        ------
    Total Interest Revenue                                    2,305         2,082         2,155          2,094         2,058
                                                             ------        ------        ------         ------        ------
Interest Expense
  Deposits  . . . . . . . . . . . . . . . . . . . . . .         654           525           469            513           493
  Federal Funds Purchased and Securities Sold Under
    Repurchase Agreements   . . . . . . . . . . . . . .         176           124           127            150           155
  Commercial Paper  . . . . . . . . . . . . . . . . . .          17            13            11             13            12
  Other Short-Term Borrowings   . . . . . . . . . . . .         463           393           460            405           344
  Intermediate- and Long-Term Debt  . . . . . . . . . .          77            76            86             94           160
                                                             ------        ------        ------         ------        ------
    Total Interest Expense                                    1,387         1,131         1,153          1,175         1,164
                                                             ------        ------        ------         ------        ------
Net Interest Revenue                                            918           951         1,002            919           894
Provision for Possible Credit Losses  . . . . . . . . .         150           160           195            215           225
                                                             ------        ------        ------         ------        ------
Net Interest Revenue After Provision for Possible Credit
  Losses                                                        768           791           807            704           669
                                                             ------        ------        ------         ------        ------
Other Operating Revenue
  Fees and Commissions  . . . . . . . . . . . . . . . .         480           446           401            406           388
  Foreign Exchange Trading Revenue  . . . . . . . . . .          78            85            75             93            85
  Trading Account Revenue   . . . . . . . . . . . . . .          73            94            93             93           102
  Investment Securities Gains   . . . . . . . . . . . .           1            79            12             15            14
  Other Revenue   . . . . . . . . . . . . . . . . . . .         168           149           297            113           104
                                                             ------        ------        ------         ------        ------
    Total Other Operating Revenue                               800           853           878            720           693
                                                             ------        ------        ------         ------        ------
Other Operating Expenses
  Salaries and Employee Benefits:
    Salaries  . . . . . . . . . . . . . . . . . . . . .         418           415           417            409           387
    Employee Benefits   . . . . . . . . . . . . . . . .         118           129           130            117           115
                                                             ------        ------        ------         ------        ------
                                                                536           544           547            526           502
                                                             ------        ------        ------         ------        ------
  Net Occupancy   . . . . . . . . . . . . . . . . . . .          98           100           112             93            93
  Equipment Rentals, Depreciation and Maintenance   . .          74            71            85             73            69
  Other Expenses  . . . . . . . . . . . . . . . . . . .         365           342           455            333           331
                                                             ------        ------        ------         ------        ------
    Total Other Operating Expenses                            1,073         1,057         1,199          1,025           995
                                                             ------        ------        ------         ------        ------
  Income Before Taxes   . . . . . . . . . . . . . . . .         495           587           486            399           367
  Applicable Income Taxes   . . . . . . . . . . . . . .         188           223           173            132           134
                                                             ------        ------        ------         ------        ------
Net Income                                                   $  307        $  364        $  313         $  267        $  233
                                                             ------        ------        ------         ------        ------
Net Income Applicable to Common Stock                        $  272        $  333        $  282         $  231        $  196
                                                             ------        ------        ------         ------        ------
Average Common and Common Equivalent Shares Outstanding
 (in millions)                                                186.2         185.4         184.8          184.3         162.4
                                                             ------        ------        ------         ------        ------
Primary Earnings Per Common Share                            $ 1.46        $ 1.80        $ 1.53         $ 1.25        $ 1.20
                                                             ------        ------        ------         ------        ------
Cash Dividends Declared Per Common Share                     $  .33        $  .33        $  .30         $  .30        $  .30
                                                             ------        ------        ------         ------        ------

PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of stockholders of the registrant was held on April 19, 1994. Information concerning matters voted upon at the Annual Meeting is set forth below.

         Election of Directors

         Management nominees for the Board of Directors each received at least 143,701,231 votes and were all elected directors of the Corporation. The following represents a break-down of votes cast for and withheld with respect to each nominee for office:

                                                      FOR                             WITHHELD
               M. Anthony Burns                    143,843,938                         590,944
               Jairo A. Estrada                    143,824,464                         610,418
               James L. Ferguson                   143,853,871                         581,011
               William H. Gray, III                143,701,231                         733,651
               David T. McLaughlin                 143,807,315                         627,567
               Henry B. Schacht                    143,878,128                         556,754

               Resolutions Approved

         1. Approval of Price Waterhouse as auditor for fiscal year beginning January 1, 1994.

                  FOR                             AGAINST                           ABSTAIN
              143,017,231                         327,615                          1,090,036

         2.    Approval of 1994 Long-Term Incentive Plan, effective May 1, 1994.

                  FOR                             AGAINST                           ABSTAIN
              111,172,094                       31,510,850                         1,751,938

               Resolutions Defeated

         1. Resolution by Evelyn Y. Davis to reinstate annual election of all directors.

                 FOR                             AGAINST                           ABSTAIN                       BROKER NONVOTES
              54,930,221                        56,786,853                         1,373,180                        31,344,628

         2. Resolution by John J. Gilbert to institute cumulative voting in the election of all directors.

                 FOR                             AGAINST                           ABSTAIN                       BROKER NONVOTES
              34,835,762                        77,027,894                         1,524,097                        31,047,129

             3. Resolution by the General Board of Pensions of the United Methodist Church and others to develop certain policies relating to South Africa and establish a transitional representative interim government.

                    FOR                             AGAINST                           ABSTAIN                       BROKER NONVOTES
                 6,798,107                         96,839,832                        9,749,815                         31,047,128

             4. Resolution by The Sisters of Charity of Cincinnati and others, regarding the Corporation's policies on loans to developing countries.

                    FOR                             AGAINST                           ABSTAIN                       BROKER NONVOTES
                 3,387,729                        104,553,940                        5,446,084                         31,047,129

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 4

         Certificate of Designation, Preferences and Rights of Preferred Stock, Adjustable Rate Series N (incorporated by reference from Exhibit (4) (e) to the Company's Current Report on Form 8-K dated April 29, 1994).

         Exhibit 10 N

         The Chase Manhattan Stock Option Program for Employees

         Exhibit 10 O

         The Chase Manhattan 1994 Long-Term Incentive Plan

         Exhibit 11

         Statement re:  Computation of Earnings Per Common Share

         Exhibit 12

         Statement re:  Computation of Ratios of Earnings to Fixed Charges

    (b)  Report on Form 8-K

         The registrant filed the following reports on Form 8-K during the quarter ended June 30, 1994:

         Date of
         Report       Items Reported
         -------      --------------

         4/18/94 -- The items reported by the Registrant in this Current
                    Report on Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statements, Pro forma Financial Information and Exhibits). The following financial statements of Registrant were filed therewith:

                      (i) Statement of Condition of The Chase Manhattan
                          Corporation at March 31, 1994 and 1993.

                     (ii) Statement of Income of The Chase Manhattan
                          Corporation for the quarters ended March 31, 1994 and 1993.

                    (iii) Statement of Condition of The Chase Manhattan Bank,
                          N.A. at March 31, 1994 and 1993.

         4/29/94 -- The items reported by the Registrant in this Current
                    Report on Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statements, Pro forma Financial Information and Exhibits) relating to the issuance and sale of 9,100,000 shares of Preferred Stock, Adjustable Rate Series N. The following financial statement of Registrant was filed therewith:

                      (i) Computation of Ratios of Earnings to Fixed Charges
                          and Preferred Stock Dividend Requirements for the quarters ended March 31, 1994 and 1993 and each of the five years in the period ended December 31, 1993.

         5/18/94 -- The items reported by the Registrant in this Current
                    Report on Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statements, Pro forma Financial Information and Exhibits) relating to the Registrant's issuance and sale of $150,000,000 aggregate principal amount of 8% Subordinated Notes Due 2004.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THE CHASE MANHATTAN CORPORATION
                                      (Registrant)



Date:  August 12, 1994                By: /s/ LESTER J. STEPHENS, JR.
                                          Lester J. Stephens, Jr.
                                          (Senior Vice President and Controller)

                                 EXHIBIT INDEX


EXHIBIT  DOCUMENT                                                                                                               PAGE
4        Certificate of Designation, Preferences and Rights of Preferred Stock, Adjustable Rate Series N (incorporated by reference from Exhibit (4) (e) to the Company's Current Report on Form 8-K dated April 29, 1994).

10 N     The Chase Manhattan Stock Option Program for Employees                                                                  41

10 O     The Chase Manhattan 1994 Long-Term Incentive Plan                                                                       55

11       Statement re:  Computation of Earnings Per Common Share for the
         quarters and six months ended June 30, 1994 and 1993                                                                    77

12       Statement re:  Computation of Ratios of Earnings to Fixed Charges for the
         six months ended June 30, 1994 and 1993 and for each of the five years in
         the period ended December 31, 1993                                                                                      78

                            EDGAR Graphics Appendix

Pursuant to Regulation S-T Item 304, the following is a description of the graphic image material identified in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations by the word (Graph) followed by the number of the graphic or image.


Graphic          Page           Description
- - -------          ----           -----------
1.               18.            Bar graph entitled "Cumulative Interest Rate
                                Gaps June 30, 1994 $ in millions" showing the
                                net assets or net liabilities, in separate bars
                                titled including derivatives and excluding
                                derivatives, respectively, for the following
                                periods: net assets of $5,623 and $1,625,
                                respectively, for 3rd Quarter 1994; net assets
                                of $5,377 and net liabilities of $1,313,
                                respectively, for 4th Quarter 1994; net assets
                                of $3,770 and net liabilities of $2,199,
                                respectively, for 1995; net liabilities of $668
                                and $6,895, respectively, for 1996; net
                                liabilities of $6,702 and $11,656,
                                respectively, for 1997; net liabilities of
                                $9,126 and $12,425, respectively, for 1998; net
                                liabilities of $9,415 and $11,776,
                                respectively, for 1999; and net liabilities of
                                $8,571 and $10,351, respectively, for 2000.
