Form 10-Q
period 1994-09-30
CHASE MANHATTAN CORP
filed 1994-11-14
CIK 19489

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended: SEPTEMBER 30, 1994

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
                                               -------    -------
      The number of shares outstanding of the registrant's common stock was 181,289,886 at September 30, 1994.

                        Exhibit Index Located on Page 38

The Chase Manhattan Corporation
September 30, 1994 Form 10-Q



TABLE OF CONTENTS


PART I.            FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

Item 1.            FINANCIAL STATEMENTS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

                   The Chase Manhattan Corporation and Subsidiaries:
                   Consolidated Statement of Condition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
                   Consolidated Statement of Income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
                   Consolidated Statement of Changes in Stockholders' Equity  . . . . . . . . . . . . . . . . . . . . . . . . .   6
                   Consolidated Statement of Cash Flows   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
                   Note to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

                   Comparative Financial Information:
                   Financial Ratios   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24
                   Stockholder Data   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
                   The Chase Manhattan Bank, N.A. and Subsidiaries Consolidated
                       Statement of Condition   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26
                   Average Balances, Interest and Average Rates - Taxable
                       Equivalent   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
                   Investment Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  31
                   Average Loan Balances  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33
                   Analysis of Credit Loss Experience   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33
                   Intermediate- and Long-Term Debt   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34
                   Consolidated Statement of Income (Five Quarters)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  35

PART II.           OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36

Item 6.            EXHIBITS AND REPORTS ON FORM 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37

EXHIBIT INDEX   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38

PART I. -- FINANCIAL INFORMATION

Item 1.  Financial Statements
The Consolidated Statement of Condition of The Chase Manhattan Corporation (the Company) and its subsidiaries (the Corporation or Chase) at September 30, 1994, December 31, 1993 and September 30, 1993, the Consolidated Statement of Income for the quarters and nine months ended September 30, 1994 and 1993, the Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 1994 and 1993 and the Consolidated Statement of Cash Flows for the nine months ended September 30, 1994 and 1993 are set forth on the following pages.

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

        Throughout this report, the term Corporation refers to The Chase Manhattan Corporation and its direct and indirect subsidiaries, including the following mentioned in this report: The Chase Manhattan Bank, N.A. (the Bank), The Chase Manhattan Bank (USA) (Chase USA), and The Chase Manhattan Bank of Maryland (Chase Maryland). The term banking subsidiaries, as used in this report, includes any of the following commercial banks: the Bank, Chase USA, The Chase Manhattan Bank of Connecticut, N.A., Chase Maryland, and The Chase Manhattan Bank of Florida, N.A. (Chase Florida). The term Bank, as used in this report, refers to The Chase Manhattan Bank, N.A. and its subsidiaries, including Chase Manhattan Overseas Banking Corporation, which holds investments in overseas commercial banking and financial services subsidiaries. The term nonbanking subsidiaries, as used in this report, refers to subsidiaries of the Company not chartered as commercial banks that are engaged in investment banking, commercial and consumer financing and other financial services.

Consolidated Statement of Condition
The Chase Manhattan Corporation and Subsidiaries

                                                                                September 30,        December 31,     September 30,
($ in millions)                                                                      1994                1993             1993
                                                                                -------------        ------------     -------------
Assets
Cash and Due from Banks   . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  5,559            $  6,068          $  4,927
Interest-Bearing Deposits Placed with Banks . . . . . . . . . . . . . . . . . .      7,055               5,309             5,281
Federal Funds Sold and Securities Purchased Under Resale Agreements . . . . . .      7,712               6,586             5,714
Trading Account Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     19,302               6,933             5,141
Investment Securities:
  Held to Maturity (Market Value of $2,005, $1,417 and $1,504, Respectively). .      2,018               1,384             1,462
  Available for Sale Carried at Fair Value  . . . . . . . . . . . . . . . . . .      5,813               7,690                --
  At Lower of Cost or Market (Market Value of $6,758)   . . . . . . . . . . . .         --                  --             6,304
                                                                                   -------             -------           -------
    Total Investment Securities   . . . . . . . . . . . . . . . . . . . . . . .      7,831               9,074             7,766
Loans       . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     61,405              60,493            62,638
  Less:  Reserve for Possible Credit Losses   . . . . . . . . . . . . . . . . .      1,416               1,425             1,916
                                                                                   -------             -------           -------
    Loans, Net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     59,989              59,068            60,722
Assets Held for Accelerated Disposition . . . . . . . . . . . . . . . . . . . .         25                 222               722
Customers' Liability on Acceptances . . . . . . . . . . . . . . . . . . . . . .        599                 689               762
Accrued Interest Receivable . . . . . . . . . . . . . . . . . . . . . . . . . .      1,033                 871               935
Premises and Equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,871               1,782             1,977
Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,089               5,501             6,648
                                                                                   -------             -------           -------
         Total Assets                                                             $117,065            $102,103          $100,595
                                                                                   -------             -------           -------
Liabilities and Stockholders' Equity    . . . . . . . . . . . . . . . . . . . .
Deposits:
  Domestic Offices:   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
    Noninterest-Bearing . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 11,131            $ 14,217          $ 11,677
    Interest-Bearing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24,205              27,648            28,220
  Overseas Offices:     . . . . . . . . . . . . . . . . . . . . . . . . . . . .
    Noninterest-Bearing . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,533               2,473             2,785
    Interest-Bearing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     31,053              27,171            27,547
                                                                                   -------             -------           -------
         Total Deposits   . . . . . . . . . . . . . . . . . . . . . . . . . . .     68,922              71,509            70,229
Federal Funds Purchased and Securities Sold Under Repurchase Agreements . . . .     11,959               7,890             6,518
Commercial Paper  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,459               1,465             1,018
Other Short-Term Borrowings . . . . . . . . . . . . . . . . . . . . . . . . . .      3,508               1,813             1,781
Trading Account Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .     11,841                   --               --
Acceptances Outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . .        603                 696               774
Accrued Interest Payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .        568                 416               518
Accounts Payable, Accrued Expenses and Other Liabilities  . . . . . . . . . . .      4,734               4,551             5,908
Intermediate- and Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . .      5,031               5,641             6,230
                                                                                   -------             -------           -------
         Total Liabilities                                                         108,625              93,981            92,976
                                                                                   -------             -------           -------
Stockholders' Equity:
  Nonredeemable Preferred Stock (Without Par Value, 56,000,000
    51,439,738 and 51,439,738 Shares Outstanding, Respectively) . . . . . . . .      1,400               1,399             1,399
  Common Stock ($2.00 Par Value):
                             9/30/94          12/31/93          9/30/93
                         -----------       -----------      -----------
    Number of Shares:
         Authorized      500,000,000       500,000,000      500,000,000
         Issued          185,289,886       184,290,491      183,608,157
         Outstanding     181,289,886       184,290,491      183,608,157                371                 369               367
  Surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,939               3,922             3,911
  Net Unrealized Gains on Investment Securities-Available
    for Sale  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         23                 264                --
  Retained Earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,853               2,168             1,942
                                                                                   -------             -------           -------
         Total                                                                       8,586               8,122             7,619
  Less:  Treasury Stock at Cost (4,000,000 Shares)                                     146                  --                --
                                                                                   -------             -------           -------
         Total Stockholders' Equity                                                  8,440               8,122             7,619
                                                                                   -------             -------           -------
         Total Liabilities and Stockholders' Equity                               $117,065            $102,103          $100,595
                                                                                   -------             -------           -------

The accompanying note on page 8 is an integral part of the financial statements.

Consolidated Statement of Income
The Chase Manhattan Corporation and Subsidiaries

                                                                        Quarter Ended              Nine Months Ended
                                                                        September 30,                September 30,
                                                                   ---------------------         --------------------
($ in millions, except per common share data)                       1994           1993           1994         1993
                                                                   ------         ------         ------       ------
Interest Revenue
Interest and Fees on Loans  . . . . . . . . . . . . . . . . .      $1,252         $1,405         $3,929       $4,316
Interest on Deposits Placed with Banks  . . . . . . . . . . .         108            214            365          553
Interest and Dividends on Investment Securities:
  Held to Maturity  . . . . . . . . . . . . . . . . . . . . .          29             42            112          126
  Available for Sale  . . . . . . . . . . . . . . . . . . . .          90             --            433           --
  At Lower of Cost or Market  . . . . . . . . . . . . . . . .          --            121             --          385
Interest on Federal Funds Sold and Securities Purchased Under
  Resale Agreements . . . . . . . . . . . . . . . . . . . . .         233            261          1,048          784
Interest on Trading Account Assets  . . . . . . . . . . . . .          89             51            300          150
                                                                    -----          -----          -----        -----
    Total Interest Revenue                                          1,801          2,094          6,187        6,314
                                                                    -----          -----          -----        -----
Interest Expense
Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . .         538            513          1,717        1,545
Federal Funds Purchased and Securities Sold Under
  Repurchase Agreements . . . . . . . . . . . . . . . . . . .         203            150            503          443
Commercial Paper  . . . . . . . . . . . . . . . . . . . . . .          16             13             45           35
Other Short-Term Borrowings . . . . . . . . . . . . . . . . .          52            405            908        1,024
Intermediate- and Long-Term Debt  . . . . . . . . . . . . . .          76             94            229          406
                                                                    -----          -----          -----        -----
    Total Interest Expense                                            885          1,175          3,402        3,453
                                                                    -----          -----          -----        -----
Net Interest Revenue                                                  916            919          2,785        2,861
Provision for Possible Credit Losses  . . . . . . . . . . . .         100            215            410          800
Provision for Loans Held for Accelerated Disposition  . . . .          --             --             --          566
                                                                    -----          -----          -----        -----
Net Interest Revenue After Provisions for Possible
  Credit Losses and Loans Held for Accelerated
  Disposition . . . . . . . . . . . . . . . . . . . . . . . .         816            704          2,375        1,495
                                                                    -----          -----          -----        -----
Other Operating Revenue
Fees and Commissions  . . . . . . . . . . . . . . . . . . . .         458            406          1,384        1,160
Foreign Exchange Trading Revenue  . . . . . . . . . . . . . .          50             93            213          281
Trading Account Revenue . . . . . . . . . . . . . . . . . . .         138             93            306          268
Investment Securities Gains . . . . . . . . . . . . . . . . .          15             15             95           35
Other Revenue . . . . . . . . . . . . . . . . . . . . . . . .          66            113            383          328
                                                                    -----          -----          -----        -----
    Total Other Operating Revenue                                     727            720          2,381        2,072
                                                                    -----          -----          -----        -----
Other Operating Expenses
Salaries and Employee Benefits:
    Salaries  . . . . . . . . . . . . . . . . . . . . . . . .         464            409          1,298        1,170
    Employee Benefits . . . . . . . . . . . . . . . . . . . .         122            117            369          357
                                                                    -----          -----          -----        -----
                                                                      586            526          1,667        1,527
Net Occupancy . . . . . . . . . . . . . . . . . . . . . . . .          98             93            296          291
Equipment Rentals, Depreciation and Maintenance . . . . . . .          77             73            222          214
Provision for Other Real Estate Held for
  Accelerated Disposition . . . . . . . . . . . . . . . . . .          --             --             --          318
Other Expenses  . . . . . . . . . . . . . . . . . . . . . . .         306            333          1,012          971
                                                                    -----          -----          -----        -----
    Total Other Operating Expenses                                  1,067          1,025          3,197        3,321
                                                                    -----          -----          -----        -----
Income Before Taxes   . . . . . . . . . . . . . . . . . . . .         476            399          1,559          246
Applicable Income Taxes . . . . . . . . . . . . . . . . . . .         171            132            583           93
                                                                    -----          -----          -----        -----
Income Before Cumulative Effect of Change in
  Accounting Principle  . . . . . . . . . . . . . . . . . . .         305            267            976          153
Cumulative Effect of Change in Accounting Principle-
  Adoption of SFAS 109  . . . . . . . . . . . . . . . . . . .          --             --             --          500
                                                                    -----          -----          -----        -----
Net Income                                                         $  305         $  267         $  976       $  653
                                                                    -----          -----          -----        -----
Net Income Applicable to Common Stock                              $  274         $  231         $  880       $  544
                                                                    -----          -----          -----        -----
Average Common and Common Equivalent Shares Outstanding
  (in millions) . . . . . . . . . . . . . . . . . . . . . .         184.4          184.3          185.0        168.2
Primary Earnings Per Common Share, Before Cumulative
  Effect of Change in Accounting Principle, Based on
  Average Shares Outstanding  . . . . . . . . . . . . . . .        $ 1.49         $ 1.25         $ 4.76       $ 0.26
Cumulative Effect of Change in Accounting
  Principle-Adoption of SFAS 109  . . . . . . . . . . . . .            --             --             --         2.97
                                                                    -----          -----          -----        -----
Primary Earnings Per Common Share . . . . . . . . . . . . .        $ 1.49         $ 1.25         $ 4.76       $ 3.23
                                                                    -----          -----          -----        -----
Cash Dividends Declared Per Common Share  . . . . . . . . .        $ 0.40         $ 0.30         $ 1.06       $ 0.90
                                                                    -----          -----          -----        -----

The accompanying note on page 8 is an integral part of the financial statements.

Consolidated Statement of Changes in Stockholders' Equity
The Chase Manhattan Corporation and Subsidiaries

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                           -----------------------
($ in millions)                                                                              1994             1993
                                                                                           ------           ------
Nonredeemable Preferred Stock
Balance at Beginning of Year (51,439,738 and 49,539,738 Shares, Respectively)              $1,399           $1,477
  Issuance of Preferred Stock Series M (6,900,000 Shares) . . . . . . . . . .                  --              172
  Issuance of Preferred Stock Series N (9,100,000 Shares) . . . . . . . . . .                 228               --
  Redemption of Preferred Stock Series E (5,000,000 Shares) . . . . . . . . .                  --             (250)
  Redemption of Preferred Stock Series F (4,539,738 Shares)   . . . . . . . .                (227)              --
                                                                                            -----            -----
Balance at End of Period (56,000,000 and 51,439,738 Shares, Respectively)                   1,400            1,399
                                                                                            -----            -----
Common Stock
Balance at Beginning of Year (184,290,491 and 156,096,382 Shares, Respectively)               369              312
  Shares Issued Pursuant to Common Stock Offering (25,300,000 Shares) . . . .                  --               51
  Shares Issued Pursuant to Dividend Reinvestment and Stock
    Purchase Plan (420,209 and 1,489,180 Shares, Respectively)  . . . . . . .                   1                3
  Shares Issued Pursuant to Stock Option and Incentive Plans
    (577,247 and 721,408 Shares, Respectively)  . . . . . . . . . . . . . . .                   1                1
  Shares Issued Pursuant to Stock Warrants (1,939 Shares and
    1,187 Shares, Respectively) . . . . . . . . . . . . . . . . . . . . . . .                  --               --
                                                                                            -----            -----
Balance at End of Period (185,289,886 and 183,608,157 Shares, Respectively)                   371              367
                                                                                            -----            -----
Surplus
Balance at Beginning of Year  . . . . . . . . . . . . . . . . . . . . . . . .               3,922            3,174
  Shares Issued Pursuant to Common Stock Offering . . . . . . . . . . . . . .                  --              695
  Shares Issued Pursuant to Dividend Reinvestment and Stock Purchase Plan . .                  13               42
  Shares Issued Pursuant to Stock Option and Incentive Plans  . . . . . . . .                  12               14
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (8)             (14)
                                                                                            -----            -----
Balance at End of Period                                                                    3,939            3,911
                                                                                            -----            -----
Net Unrealized Gains on Investment Securities-Available for Sale
Balance at Beginning of Year  . . . . . . . . . . . . . . . . . . . . . . . .                 264               --
  Net Unrealized Losses on Investment Securities-Available for Sale (Net
    of Deferred Tax Benefits of $167) . . . . . . . . . . . . . . . . . . . .                (241)              --
                                                                                            -----            -----
Balance at End of Period                                                                       23               --
                                                                                            -----            -----
Retained Earnings
Balance at Beginning of Year  . . . . . . . . . . . . . . . . . . . . . . . .               2,168            1,548
  Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 976              653
  Cash Dividends:
    Redeemable Preferred Stock  . . . . . . . . . . . . . . . . . . . . . . .                  --               (3)
    Nonredeemable Preferred Stock . . . . . . . . . . . . . . . . . . . . . .                 (96)            (106)
    Common Stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (196)            (150)
  Aggregate Foreign Exchange Translation Gain . . . . . . . . . . . . . . . .                   1               --
                                                                                            -----            -----
Balance at End of Period (Includes Exchange Translation Adjustments of
  $12 and $12, Respectively)                                                                2,853            1,942
                                                                                            -----            -----
Treasury Stock:
Balance at Beginning of Year  . . . . . . . . . . . . . . . . . . . . . . . .                  --               --
  Purchases (4,000,000 Shares)  . . . . . . . . . . . . . . . . . . . . . . .                (146)              --
                                                                                            -----            -----
Balance at End of Period (4,000,000 Shares)                                                  (146)              --
                                                                                            -----            -----
Total Stockholders' Equity                                                                 $8,440           $7,619
                                                                                            -----            -----

The accompanying note on page 8 is an integral part of the financial statements.

Consolidated Statement of Cash Flows
The Chase Manhattan Corporation and Subsidiaries

                                                                                       Nine Months Ended September 30,
                                                                                       -------------------------------
($ in millions)                                                                              1994             1993
                                                                                          -------          -------

Cash Flows from Operating Activities:
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $  976           $  653
Adjustments to Reconcile Net Income to Net Cash Provided
  by Operating Activities:
  Cumulative Effect of Change in Accounting Principle-Adoption of SFAS 109  .                  --             (500)
  Provision for Possible Credit Losses  . . . . . . . . . . . . . . . . . . .                 410              800
  Provision for Loans Held for Accelerated Disposition  . . . . . . . . . . .                  --              566
  Provision for Other Real Estate Held for Accelerated Disposition  . . . . .                  --              318
  Depreciation and Amortization of Premises and Equipment . . . . . . . . . .                 204              193
  Accretion and Amortization  . . . . . . . . . . . . . . . . . . . . . . . .                  95              127
  Other Real Estate Valuation Losses  . . . . . . . . . . . . . . . . . . . .                 104               99
  Accelerated Disposition Portfolio Valuation Losses  . . . . . . . . . . . .                  --               23
  Deferred Income Taxes (Benefits)  . . . . . . . . . . . . . . . . . . . . .                  76              (40)
  Net Gain on Sales of Assets . . . . . . . . . . . . . . . . . . . . . . . . .              (478)            (363)
Net (Increase) Decrease in Operating Assets:
  Trading Account Assets and Liabilities  . . . . . . . . . . . . . . . . . .                (467)            (335)
  Accrued Interest Receivable . . . . . . . . . . . . . . . . . . . . . . . .                (162)              41
  Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 385             (110)
Net Increase (Decrease) in Operating Liabilities:
  Accrued Interest Payable  . . . . . . . . . . . . . . . . . . . . . . . . .                 152              (60)
  Accounts Payable, Accrued Expenses and Other Liabilities  . . . . . . . . .                (121)           1,654
Other-Net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 484              140
                                                                                            -----            -----
    Net Cash Provided by Operating Activities                                               1,658            3,206
                                                                                            -----            -----
Cash Flows from Investing Activities:
Net (Increase) Decrease in Interest-Bearing Deposits Placed with Banks  . . .              (1,531)             511
Net Increase in Federal Funds Sold and Securities Purchased Under
  Resale Agreements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (1,127)          (1,522)
Investment Securities-Held to Maturity:
  Payments for Purchases  . . . . . . . . . . . . . . . . . . . . . . . . . .              (1,169)            (511)
  Proceeds from Maturities, Calls and Prepayments   . . . . . . . . . . . . .                 553              460
Investment Securities-Available for Sale Carried at Fair Value:
  Payments for Purchases  . . . . . . . . . . . . . . . . . . . . . . . . . .              (4,331)              --
  Proceeds from Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .               4,512               --
  Proceeds from Maturities, Calls and Prepayments   . . . . . . . . . . . . .               1,110               --
Investment Securities at Lower of Cost or Market:
  Payments for Purchases  . . . . . . . . . . . . . . . . . . . . . . . . . .                  --           (9,017)
  Proceeds from Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  --            4,970
  Proceeds from Maturities, Calls and Prepayments   . . . . . . . . . . . . .                  --            2,407
Loans:
  Net Increase in Loans Made to Customers . . . . . . . . . . . . . . . . . .              (8,792)         (10,127)
  Payments for Purchases  . . . . . . . . . . . . . . . . . . . . . . . . . .              (3,690)          (1,160)
  Proceeds from Sales and Securitizations . . . . . . . . . . . . . . . . . .              11,777            8,520
Proceeds from Sales and Repayments of Assets Held for Accelerated Disposition                 279              378
Net Purchases of Premises and Equipment . . . . . . . . . . . . . . . . . . .                (270)            (310)
Acquisition of Mortgage Subsidiaries  . . . . . . . . . . . . . . . . . . . .                (348)            (202)
Proceeds from the Sale of Other Assets and Premises . . . . . . . . . . . . .                 102              122
                                                                                            -----            -----
    Net Cash Used by Investing Activities                                                  (2,925)          (5,481)
                                                                                            -----            -----
Cash Flows from Financing Activities:
Net Increase (Decrease) in Deposits . . . . . . . . . . . . . . . . . . . . .              (3,484)           2,965
Net Increase (Decrease) in Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements . . . . . . . . . . . . . . . . . . . . . . . .               4,059             (437)
Net Decrease in Commercial Paper  . . . . . . . . . . . . . . . . . . . . . .                  (6)            (127)
Net Increase in Other Short-Term Borrowings . . . . . . . . . . . . . . . . .               1,201               --
Intermediate- and Long-Term Debt:
  Proceeds from Issuance  . . . . . . . . . . . . . . . . . . . . . . . . . .                 545            1,003
  Repayments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (1,171)          (1,611)
Stockholders' Equity:
  Cash Dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (292)            (259)
  Redemption of Redeemable Preferred Stock  . . . . . . . . . . . . . . . . .                  --              (53)
  Proceeds from Issuance of Nonredeemable Preferred Stock . . . . . . . . . .                 221              167
  Redemption of Nonredeemable Preferred Stock . . . . . . . . . . . . . . . .                (227)            (250)
  Proceeds from Issuance of Common Stock  . . . . . . . . . . . . . . . . . .                  27              781
  Purchase of Treasury Stock  . . . . . . . . . . . . . . . . . . . . . . . .                (146)              --
                                                                                            -----            -----
    Net Cash Provided by Financing Activities                                                 727            2,179
                                                                                            -----            -----
Effect of Exchange Rate Changes on Cash                                                        31               15
                                                                                            -----            -----
    Net Decrease in Cash and Due from Banks                                                  (509)             (81)
Cash and Due from Banks at Beginning of Year                                                6,068            5,008
                                                                                            -----            -----
Cash and Due from Banks at End of Period                                                   $5,559           $4,927
                                                                                            -----            -----
Cash Paid for:
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $3,251           $3,513
  Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  94              134
Noncash Investing and Financing Activities:
  Net Loan Transfers to Other Real Estate . . . . . . . . . . . . . . . . . .              $  190           $  669
                                                                                            -----            -----

The accompanying note on page 8 is an integral part of the financial statements.

Note To Consolidated Financial Statements
The Chase Manhattan Corporation and Subsidiaries

NOTE 1.  REGULATORY LIMITATIONS
The Company's ability to pay dividends on its preferred and common stock is derived from several sources, including, among other sources, dividends from the Bank, Chase USA, Chase Maryland and the Company's nonbanking subsidiaries. As discussed below, the ability of the Company's banking subsidiaries to pay dividends is subject to certain restrictions. On October 18, 1994, the Board of Directors of the Company declared a quarterly dividend of $.40 per common share, payable on November 15, 1994.

     As more fully explained on page 71 of the 1993 Annual Report, national banks are subject to various legal limitations on the amount of dividends that may be paid to their stockholders. Under these limitations as recently amended, a national bank may not pay a dividend in an amount greater than its undivided profits. The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds such bank's net income for that year, combined with its retained net income for the preceding two calendar years, less any required transfers to surplus.

     At September 30, 1994, under the more restrictive of these limitations, the Bank could declare dividends during the remainder of 1994 of approximately $1.3 billion, combined with an additional amount equal to its net income from September 30, 1994 up to the date of any dividend declaration. Under applicable state and federal laws, Chase USA and Chase Maryland could declare dividends during the remainder of 1994 of approximately $1 billion and $6 million, respectively, combined with an additional amount equal to their respective retained net profits from September 30, 1994 up to the date of any dividend declaration. The payment of dividends by bank holding companies and their banking subsidiaries may also be limited by other factors, including applicable regulatory capital guidelines and leverage limitations.

     Various rules and regulations have been promulgated by the federal banking agencies pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). These rules and regulations have resulted in increased costs to the Company, the Bank and their affiliates; however, they have not had a material effect on Chase's operations. At September 30, 1994, the capital ratios of all of the Company's banking subsidiaries exceeded the minimum capital ratios required of a "well capitalized" institution as defined in the prompt corrective action rule under FDICIA.

     Further rules have been proposed under FDICIA, governing such matters as accounting and capital requirements. Until the various regulations are adopted in final form, however, it is difficult to assess how they will impact Chase's financial condition or operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INDEX

Earnings Analysis
     Overview . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
     Net Interest Revenue-Taxable Equivalent Basis  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
     Provision for Possible Credit Losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
     Other Operating Revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
     Other Operating Expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
     Provision for Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
Credit Risk Management
     Loan Composition . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
     Consumer Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
     Wholesale Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
     Reserve for Possible Credit Losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
     Net Loan Charge-offs and Annualized Credit Loss Experience Ratios  . . . . . . . . . . . . . . . . . .  14
     Nonaccrual, Restructured and Past Due Outstandings and Domestic
      Other Real Estate (ORE) Acquired  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
Asset/Liability Management
     Investment Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
     Liquidity Risk Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
     Interest Rate Risk Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
Capital Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
Trading Activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
Fair Value Disclosures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

EARNINGS ANALYSIS

EARNINGS SUMMARY AND SELECTED FINANCIAL RATIOS

                                                                                            Third Quarter           Nine Months
                                                                                        -------------------      ------------------
($ in millions, except per share data)                                                     1994        1993        1994        1993
                                                                                        -------     -------      ------      ------

Net Interest Revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  916      $  919      $2,785      $2,861
Provision for Possible Credit Losses  . . . . . . . . . . . . . . . . . . . . . .           100         215         410         800
Provision for Loans Held for Accelerated Disposition  . . . . . . . . . . . . . .            --          --          --         566
Other Operating Revenue:
  Fees and Commissions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           458         406       1,384       1,160
  Other Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           269         314         997         912
Other Operating Expenses:
  Provision for Other Real Estate Held for Accelerated Disposition  . . . . . . .            --          --          --         318
  Other Operating Expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,067       1,025       3,197       3,003
                                                                                          -----       -----       -----       -----
Income Before Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           476         399       1,559         246
Applicable Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           171         132         583          93
                                                                                          -----       -----       -----       -----
Income Before Cumulative Effect of Change in
  Accounting Principle  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           305         267         976         153
Cumulative Effect of Change in Accounting Principle -   . . . . . . . . . . . . .
  Adoption of SFAS 109  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --          --          --         500
                                                                                          -----       -----       -----       -----
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  305      $  267      $  976      $  653
                                                                                          -----       -----       -----       -----
Selected Financial Ratios . . . . . . . . . . . . . . . . . . . . . . . . . . . .
  Net Income Per Common Share . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 1.49      $ 1.25      $ 4.76      $ 3.23
  Return on Average Common Stockholders' Equity . . . . . . . . . . . . . . . . .          15.8%       15.1%       17.3%       13.3%
  Return on Average Total Assets  . . . . . . . . . . . . . . . . . . . . . . . .          1.00%       1.01%       1.11%        .86%
Book Value (Period End) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
  Common Stockholders' Equity per Common Share  . . . . . . . . . . . . . . . . .        $38.83      $33.87
                                                                                          -----       -----

OVERVIEW
The Corporation reported third quarter net income of $305 million ($1.49 per share), up 14% from the $267 million ($1.25 per share) reported for the third quarter of 1993.
         Third Quarter results (compared with the same period last year) included:
                 -        return on common equity of 15.8% versus 15.1%;
                 - growth of 13% in fees and commissions, including consumer banking - up 40% and trust and fiduciary - up 16%;
                 - trading revenue of $188 million compared with $186 million in 1993;
                 - a lower provision for possible credit losses of $100 million, down $115 million;
                 - a decline of nonperforming assets to $1.2 billion compared to $3.0 billion in 1993; and
                 - net interest revenue of $916 million down from $919 million.

         For the first nine months of 1994, Chase reported consolidated net income of $976 million ($4.76 per share), up 49% from the $653 million ($3.23 per share) reported for the same period of 1993.

NET INTEREST REVENUE -- TAXABLE EQUIVALENT BASIS

Net interest revenue, on a taxable equivalent basis, was $922 million for the third quarter of 1994, compared with $926 million for the third quarter of 1993. Net interest margin was 3.81%, compared with 3.99% reported for the third quarter of 1993. Average interest-earning assets increased to $95.9 billion from the $92.1 billion level reported for the third quarter of last year. Average loans were $60.0 billion for the current quarter, compared with $61.7 billion for the third quarter of 1993.
         For the first nine months of 1994, net interest revenue, on a taxable equivalent basis, was $2,803 million, compared with $2,884 million for the same period last year, which included $142 million of interest revenue from Brazil PDI (Past Due Interest) bonds. The net interest margin was 3.97% for the first nine months of 1994, compared with 4.33% (4.12% excluding Brazil PDI bonds) for the same period last year. Average interest-earning assets for the first nine months of 1994 were $94.5 billion, compared with $89.0 billion for the first nine months of 1993. For the first nine months of 1994, average loans were $60.6 billion, compared with $61.2 billion reported for the same period last year. The increase in average interest-earning assets reflected the growth in securities and other liquid assets to support trading businesses. The growth in lower-spread liquid assets has also caused a reduction in the overall net yield on average interest-earning assets.


NET INTEREST REVENUE AND INTEREST RATE SPREADS-TAXABLE EQUIVALENT BASIS*

                                                   Third Quarter                                     Nine Months
                                ---------------------------------------------       ----------------------------------------------
                                          1994                     1993                    1994                       1993
                                ---------------------------------------------       ----------------------------------------------
($ in millions)                    Amount        Rate        Amount     Rate        Amount        Rate         Amount        Rate
                                ----------------------       ----------------       -------------------        -------------------
Interest Earned . . . . . . . .  $1,807         7.47%        $2,101      9.06%      $6,205         8.78%       $6,337        9.52%
Interest Paid . . . . . . . . .     885         4.34          1,175      5.99        3,402         5.70         3,453        6.11
                                  -----         ----          -----      ----        -----         ----         -----        ----
Net Interest Revenue             $  922         3.13%        $  926      3.07%      $2,803         3.08%       $2,884        3.41%
- --as a % of Average Gross
   Interest-Earning Assets **                   3.81%                    3.99%                     3.97%                     4.33%
                                                ----                     ----                      ----                      ----

*        Net interest revenue is the amount by which interest revenue from interest-earning assets exceeds the interest expense applicable to interest-bearing liabilities.  Taxable equivalency adjusts interest revenue which is fully or partially exempt from income taxes to an amount equivalent to an amount of interest revenue which would be fully taxable.  Net interest revenue, on a taxable equivalent basis, as a percentage of average gross interest-earning assets, yields a ratio described as the net interest margin.  Net interest revenue, on a taxable equivalent basis, was higher by $6 million and $7 million for the third quarter of 1994 and 1993, respectively, and $18 million and $23 million for the first nine months of
         1994 and 1993, respectively, than comparable net interest revenue amounts reported on a financial statement basis.  Taxable equivalent amounts have been adjusted (by applying a combined U.S. federal, state and local income tax rate of approximately 41%) to recognize the differential between interest revenue that is fully or partially exempt from income taxes and interest revenue that is fully taxable.
**       See pages 27 and 29 for components of Average Gross Interest-Earning Assets.

PROVISION FOR POSSIBLE CREDIT LOSSES

The provision for possible credit losses was $100 million, or $50 million lower than the second quarter of 1994 and $115 million lower than the third quarter of last year.
         The provision for possible credit losses for the first nine months of 1994 was $410 million, compared with $800 million (excluding the accelerated disposition portfolio) for the same period last year.


OTHER OPERATING REVENUE

                                                                Third Quarter                  Nine Months
                                                          ------------------------     ---------------------------
($ in millions)                                               1994          1993          1994             1993
                                                              ----          ----          ----             ----
Fees and Commissions:
   Consumer Banking   . . . . . . . . . . . . . . . . .       $162          $116          $  470           $  347
   Trust and Fiduciary  . . . . . . . . . . . . . . . .        141           122             423              340
   Investment Banking   . . . . . . . . . . . . . . . .         46            54             162              141
   Other  . . . . . . . . . . . . . . . . . . . . . . .        109           114             329              332
                                                               ---           ---           -----            -----
   Total Fees and Commissions                                  458           406           1,384            1,160
                                                               ---           ---           -----            -----
All Other Operating Revenue:
   Foreign Exchange Trading   . . . . . . . . . . . . .         50            93             213              281
   Trading Account  . . . . . . . . . . . . . . . . . .        138            93             306              268
   Investment Securities Gains  . . . . . . . . . . . .         15            15              95               35
   Corporate Finance-Related Equity Investment Gains  .         26            52             165              149
   Accelerated Disposition Portfolio Gains  . . . . . .         15            48              83               76
   Other  . . . . . . . . . . . . . . . . . . . . . . .         25            13             135              103
                                                               ---           ---           -----            -----
Total Other Operating Revenue                                 $727          $720          $2,381           $2,072
                                                               ---           ---           -----            -----

Fees and commissions were $458 million for the third quarter of 1994, up 13% over the third quarter of 1993. For the first nine months of 1994, fees and commissions were $1,384 million, up 19%, reflecting increases in all major categories of fee revenue.
         Total consumer banking fees, including credit card and mortgage banking fees, increased 40% over the third quarter of 1993 and 35% over the first nine months of last year. Mortgage banking fees improved substantially over the same periods of 1993 primarily due to the absence of accelerated writedowns of mortgage servicing assets in 1994.
         Trust and fiduciary fee revenue increased 16% and 24% over the third quarter and first nine months of 1993, respectively, primarily due to increased customer transaction volumes in the Global Securities Services business.
         While investment banking fee revenue declined $8 million from the third quarter of 1993, such fees for the first nine months of 1994 increased 15% over the same period last year.
         Total trading revenue was $188 million, essentially unchanged from the third quarter of last year, as strong results from emerging markets trading activities more than offset the decline in foreign exchange and derivative trading revenue. Foreign exchange trading revenue declined $43 million from the third quarter of 1993 reflecting unsettled market conditions. For the first nine months of 1994, total trading revenue was $519 million, compared with $549 million for the same period last year. See the Trading Activities section starting on page 22 for a further discussion.
         Other revenue for the third quarter of 1994 totaled $81 million, compared with $128 million for the same period in 1993, due to a reduction in gains from the accelerated disposition portfolio and corporate finance-related equity transactions. Other revenue for the first nine months of 1994 totaled $478 million, up $115 million, or 32%, from $363 million for the first nine months of 1993.


OTHER OPERATING EXPENSES

                                                                 Third Quarter                 Nine Months
                                                          ------------------------     ---------------------------
($ in millions)                                               1994          1993          1994             1993
                                                              ----          ----          ----             ----
Salaries and Employee Benefits  . . . . . . . . . . . .     $  586        $  526          $1,667           $1,527
Net Occupancy . . . . . . . . . . . . . . . . . . . . .         98            93             296              291
Equipment Rentals, Depreciation and Maintenance . . . .         77            73             222              214
Other Expenses  . . . . . . . . . . . . . . . . . . . .        306           333           1,012              971
                                                             -----         -----           -----            -----
   Subtotal                                                  1,067         1,025           3,197            3,003
                                                             -----         -----           -----            -----
Provision For Other Real Estate Held For
 Accelerated Disposition                                        --            --              --              318
                                                             -----         -----           -----            -----
Total Other Operating Expenses                              $1,067        $1,025          $3,197           $3,321
                                                             -----         -----           -----            -----

Total operating expenses were $1,067 million for the third quarter of 1994 and $1,025 million for the third quarter of 1993. Compared with the same period last year, operating expenses for the third quarter of 1994 reflected higher performance related compensation as well as increased payroll and other costs related to the expansion of Chase's businesses. In addition, operating expenses for the third quarter of 1994 included $6 million from the third quarter acquisition of American Residential Holding Corporation (American Residential), a mortgage origination and servicing business.
         For the third quarter of 1994, operating expenses were favorably impacted by $24 million in net ORE revenue, compared with $31 million of net ORE expenses for the same period last year. The expense to revenue ratio was 65% (66% excluding ORE) for the current quarter.
         For the first nine months of 1994, other operating expenses were $3,197 million, compared with $3,003 million (excluding first quarter 1993 provision for ORE held for accelerated disposition) for the same period of 1993.
         Management is undertaking several initiatives to control expenses. Such initiatives include the Voluntary Retirement Program described below, the possible disposition of certain non-strategic business activities and infrastructure consolidation efforts.
         In October, Chase announced a Voluntary Retirement Program that will be offered during the fourth quarter of 1994 to approximately 2,600 eligible employees. Based on assumptions concerning the anticipated levels of participation by employees, Management estimates that the annual savings in salary and related benefits would be approximately $55 million per year, beginning in 1995. Based on these assumptions, the cost of the program to Chase is estimated at $100 million (pre-tax) that will be reflected in the fourth quarter of 1994 when actual employee acceptance is known. Together with other anticipated fourth quarter items, such as the gain from the previously announced sale of the retail deposit business of Chase Florida, the impact on earnings is not expected to be material.


PROVISION FOR INCOME TAXES

The third quarter of 1994 provision for income taxes was $171 million, compared with a tax provision of $132 million for the third quarter of 1993.
         For the first nine months of 1994, the provision for income taxes was $583 million, compared with $93 million for the same period last year. Excluding the tax benefits applicable to the special provision for the accelerated disposition portfolio, Chase's tax provision for the first nine months of 1993 would have been approximately $403 million. In addition, Chase adopted SFAS 109 in the first quarter of 1993 resulting in a $500 million net benefit reflected as a cumulative effect of a change in accounting principle.
         The effective tax rates were 36% and 37% for the third quarter and first nine months of 1994, respectively.

CREDIT RISK MANAGEMENT

As further discussed on pages 38 and 39 of the 1993 Annual Report, Chase has established and implemented policies and procedures to actively manage credit risk, both on- and off-balance sheet. All tables in this section exclude the accelerated disposition portfolio, unless otherwise noted.


LOAN COMPOSITION

                                                     September 30,  December 31,   September 30,
($ in millions)                                               1994          1993            1993
                                                      ------------   -----------    ------------
Domestic Offices:
   Consumer   . . . . . . . . . . . . . . . . . . . . .    $30,578       $28,561         $26,084
   Wholesale  . . . . . . . . . . . . . . . . . . . . .     14,514        15,599          17,144
   Less: Unearned Discount and Fee Revenue  . . . . . .        167           188             241
                                                            ------        ------          ------
Total Domestic Offices                                      44,925        43,972          42,987
                                                            ------        ------          ------
Overseas Offices:
   Consumer   . . . . . . . . . . . . . . . . . . . . .      2,627         2,283           2,222
   Wholesale  . . . . . . . . . . . . . . . . . . . . .     13,903        14,279          17,472
   Less: Unearned Discount and Fee Revenue  . . . . . .         50            41              43
                                                            ------        ------          ------
Total Overseas Offices                                      16,480        16,521          19,651
                                                            ------        ------          ------
Total Loans                                                $61,405       $60,493         $62,638
                                                            ------        ------          ------

Key data on the worldwide consumer loan portfolio are summarized below.

CONSUMER LOANS

                                                     September 30,  December 31,   September 30,
($ in millions)                                               1994          1993            1993
                                                     -------------  ------------   -------------
Domestic Offices:
   Secured by 1-4 Family Residential Properties   . . .    $14,839       $14,126         $12,724
   Credit Card  . . . . . . . . . . . . . . . . . . . .      6,666         6,426           5,767
   Other Consumer   . . . . . . . . . . . . . . . . . .      9,073         8,009           7,593
                                                            ------        ------          ------
Total Domestic Offices  . . . . . . . . . . . . . . . .     30,578        28,561          26,084
Overseas Offices  . . . . . . . . . . . . . . . . . . .      2,627         2,283           2,222
                                                            ------        ------          ------
Total Consumer Loans                                       $33,205       $30,844         $28,306
                                                            ------        ------          ------

The increase in domestic consumer loans from September 30, 1993 to September 30, 1994 was due to increased demand for 1-4 family loans experienced during the last quarter of 1993 and increased credit card and auto finance outstandings throughout the period. Chase securitized or sold $2.6 billion of residential mortgage loans from December 31, 1993 to September 30, 1994, approximately $2.2 billion of which had been held for sale and carried at lower of cost or market. Chase securitized or sold $4.2 billion of residential mortgage loans from September 30, 1993 to September 30, 1994, approximately $3.8 billion of which had been held for sale and carried at lower of cost or market. Included in the $30.6 billion of total domestic consumer loans at September 30, 1994 were approximately $1.4 billion of residential mortgage and other consumer loans that were held for sale.

         Key data on the worldwide wholesale loan portfolio are summarized below.

WHOLESALE LOANS

                                                     September 30,  December 31,   September 30,
($ in millions)                                               1994          1993            1993
                                                      ------------   -----------    ------------
Domestic Offices:
   Commercial Real Estate   . . . . . . . . . . . . . .    $ 2,194       $ 3,099         $ 3,710
   Commercial and Industrial  . . . . . . . . . . . . .      8,670         8,032           8,517
   Other Wholesale  . . . . . . . . . . . . . . . . . .      3,650         4,468           4,917
                                                            ------        ------          ------
Total Domestic Offices  . . . . . . . . . . . . . . . .     14,514        15,599          17,144
                                                            ------        ------          ------
Overseas Offices:
   Commercial and Industrial  . . . . . . . . . . . . .      9,250        10,002          10,185
Other Wholesale . . . . . . . . . . . . . . . . . . . .      4,653         4,277           7,287
                                                            ------        ------          ------
Overseas Offices  . . . . . . . . . . . . . . . . . . .     13,903        14,279          17,472
                                                            ------        ------          ------
Total Wholesale Loans                                      $28,417       $29,878         $34,616
                                                            ------        ------          ------

Wholesale loans in overseas offices decreased from $17.5 billion at September 30, 1993 to $13.9 billion at September 30, 1994 primarily through sales, charge-offs and the transfers at December 31, 1993 of cross-border extensions of credit and Mexican Brady bonds to the investment securities available for sale portfolio and of cross-border extensions of credit to the trading account, partially offset by new lending.
         Chase's domestic commercial real estate loan portfolio decreased to $2.2 billion at September 30, 1994 from $3.1 billion and $3.7 billion at December 31, 1993 and September 30, 1993, respectively. The reduction in the first nine months of 1994 was the result of gross loan charge-offs of $164 million, transfers to ORE of $188 million and net repayments of outstanding loans of $553 million.
         At September 30, 1994, approximately $1.5 billion of the total $2.2 billion of domestic commercial real estate loans have been identified as being consistent with Chase's ongoing core real estate portfolio activities. The remaining noncore real estate loans of approximately $658 million consist of approximately $387 million of performing loans and approximately $271 million of nonaccrual loans. The carrying value of these nonaccrual loans at September 30, 1994 was approximately 68% of their contractual amount. Chase generally allocates a portion of its total reserve for possible credit losses to its real estate portfolio. At September 30, 1994, the reserve for possible credit losses for this noncore real estate portfolio segment was $229 million and Management expects this reserve to cover any potential future losses related to these loans. Giving effect to this allocation, the net carrying value of the noncore domestic commercial real estate portfolio is 54% of the original contractual amount.
         As previously reported, Chase established an accelerated disposition portfolio of selected lower quality domestic commercial real estate assets at March 31, 1993. These assets had a net carrying value at that date of $1,024 million. Through September 30, 1994, the net carrying value of assets in this portfolio was reduced by $999 million, or 98%, to $25 million. Proceeds from collections and dispositions of assets in this portfolio through September 30, 1994 resulted in approximately 53% of the original contractual amounts being recovered.

RESERVE FOR POSSIBLE CREDIT LOSSES

RECONCILIATION OF RESERVE FOR POSSIBLE CREDIT LOSSES

                                                       Third Quarter     Second Quarter     Third Quarter
($ in millions)                                                 1994               1994              1993
                                                        ------------      -------------      ------------
Balance at Beginning of Period  . . . . . . . . . . . .     $1,435             $1,429            $1,918
Additions:
   Provision for Possible Credit Losses
     Charged to Expense   . . . . . . . . . . . . . . .        100                150               215
Deductions:
   Charge-Offs  . . . . . . . . . . . . . . . . . . . .        155                193               281
   Recoveries   . . . . . . . . . . . . . . . . . . . .        (36)               (47)              (65)
                                                             -----              -----             -----
   Net Loan Charge-Offs   . . . . . . . . . . . . . . .        119                146               216
Reserves of Disposed Subsidiaries and Other
  Adjustments . . . . . . . . . . . . . . . . . . . . .         --                  2                (1)
Balance at End of Period  . . . . . . . . . . . . . . .     $1,416             $1,435            $1,916
                                                             -----              -----             -----
- --As a % of Total Loans . . . . . . . . . . . . . . . .       2.31%              2.37%             3.06%
- --As a % of Nonaccrual and Restructured Outstandings  .        202%               166%               96%
                                                             -----              -----             -----

Of the $1.4 billion reserve for possible credit losses at September 30, 1994, $229 million was allocated to cover the remaining losses on performing and nonaccrual loans in the noncore domestic commercial real estate portfolio. The ratios of the reserve for possible credit losses to nonaccrual loans in both the core loan portfolio and the noncore domestic commercial real estate portfolio are as follows:

RESERVE FOR POSSIBLE CREDIT LOSSES

                                                                                                     Noncore
                                                                                                    Domestic
                                                                                                  Commercial
September 30, 1994                                                                    Core       Real Estate
($ in millions)                                              Total          Loan Portfolio         Portfolio
                                                             -----          --------------       -----------
Nonaccrual and Restructured Outstandings  . . . . . . .     $  701             $  430              $271
Reserve Balance at End of Period  . . . . . . . . . . .      1,416              1,187               229
- --As a % of Nonaccrual and Restructured Outstandings  .        202%               276%               85%
                                                             -----              -----               ---


NET LOAN CHARGE-OFFS AND ANNUALIZED CREDIT LOSS EXPERIENCE RATIOS

                                                                  Third Quarter                 Nine Months
                                                           --------------------------   -------------------------
($ in millions)                                              1994              1993       1994             1993
                                                             ----              ----       ----             ----
Net Loan Charge-offs:
   Domestic:
       Consumer   . . . . . . . . . . . . . . . . . . .      $  90              $  97    $ 274              $ 295
       Commercial Real Estate   . . . . . . . . . . . .         21                 58      123                223
       Commercial and Other   . . . . . . . . . . . . .          6                 47       22                130
                                                              ----               ----     ----               ----
Total Domestic                                                 117                202      419                648
                                                              ----               ----     ----               ----
Total International                                              2                 14        3                 10
                                                              ----               ----     ----               ----
Total                                                        $ 119              $ 216    $ 422              $ 658
                                                              ----               ----     ----               ----
Net Loan Charge-offs as a Percentage of Average Loans:
   Domestic:
       Consumer   . . . . . . . . . . . . . . . . . . .       1.22%              1.52%    1.28%              1.61%
       Commercial Real Estate   . . . . . . . . . . . .       3.76               5.57     6.01               5.91
       Commercial and Other   . . . . . . . . . . . . .        .21               1.42      .24               1.31
                                                              ----               ----     ----               ----
Total Domestic Credit Loss Ratio  . . . . . . . . . . .       1.08               1.88     1.30               2.03
                                                              ----               ----     ----               ----
Total International Credit Loss Ratio . . . . . . . . .        .06                .29      .02                .07
                                                              ----               ----     ----               ----
Total Credit Loss Ratio                                        .79%              1.39%     .93%              1.44%
                                                              ----               ----     ----               ----

Net loan charge-offs for the third quarter of 1994 were $119 million, down $97 million from the third quarter of 1993. Domestic commercial real estate net loan charge-offs were $21 million for the third quarter of 1994 and were covered by the existing reserve allocated to the noncore domestic commercial real estate portfolio.
         Net loan charge-offs for the first nine months of 1994 were $422 million, down $236 million from the first nine months of 1993. For further details on the reserve for possible credit losses and net loan charge-offs, see Analysis of Credit Loss Experience on page 33.

         In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 114, "Accounting by Creditors for Impairment of a Loan," which is effective January 1, 1995, with early adoption permitted. In October 1994, the FASB issued SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure," which amends SFAS 114 to permit a creditor to use existing methods for recognizing interest income on impaired loans. SFAS 118 is effective concurrent with the effective date of SFAS 114. Chase is studying the impact of adopting SFAS 114 and SFAS 118, but does not expect it to have a material effect based on the loan portfolio and market conditions as of September 30, 1994.

NONACCRUAL, RESTRUCTURED AND PAST DUE OUTSTANDINGS AND DOMESTIC ORE ACQUIRED

NONACCRUAL AND RESTRUCTURED OUTSTANDINGS AND DOMESTIC ORE


                                                          September 30,     June 30,   December 31,   September 30,
($ in millions)                                                   1994         1994           1993            1993
                                                          ------------    ---------    -----------    ------------
Domestic Outstandings:
   Commercial Real Estate   . . . . . . . . . . . .          $ 271          $ 330         $  475         $  705
   Commercial and Industrial  . . . . . . . . . . .            147            173            226            279
   Financial Institutions   . . . . . . . . . . . .             10             11             37             50
   Other  . . . . . . . . . . . . . . . . . . . . .            124            185            144            174
                                                              ----           ----          -----          -----
   Total Domestic Outstandings                                 552            699            882          1,208
                                                              ----           ----          -----          -----
International Outstandings:
   Restructured Refinancing Countries   . . . . . .             55             60             74            668
   Commercial Real Estate   . . . . . . . . . . . .              9             10             14             16
   Commercial and Industrial  . . . . . . . . . . .             42             38             22             18
   Financial Institutions   . . . . . . . . . . . .             22             36             41             67
   Other  . . . . . . . . . . . . . . . . . . . . .             21             20             21             28
                                                              ----           ----          -----          -----
   Total International Outstandings                            149            164            172            797
                                                              ----           ----          -----          -----
Total Nonaccrual and Restructured Outstandings               $ 701          $ 863         $1,054         $2,005
                                                              ----           ----          -----          -----
Domestic ORE                                                 $ 502          $ 589         $  895         $  953
                                                              ----           ----          -----          -----
   As a % of Total Gross Assets:
       Nonaccrual and Restructured Outstandings                .59%           .74%          1.02%          1.96%
       Nonaccrual and Restructured Outstandings
         and Domestic ORE                                     1.02           1.25           1.88           2.89
                                                              ----           ----          -----          -----

The substantial decrease in nonaccrual and restructured outstandings at September 30, 1994, as compared with September 30, 1993, was due to repayments, charge-offs, transfers to accrual status and ORE, and the transfer at December 31, 1993 of certain refinancing countries outstandings to the trading account.
         Nonaccrual loans that have been restructured but remain in nonaccrual status amounted to $49 million, $107 million and $180 million at September 30, 1994, December 31, 1993 and September 30, 1993, respectively, and continue to be included in the preceding table.

RECONCILIATION OF NONACCRUAL AND RESTRUCTURED OUTSTANDINGS

($ in millions)
Balance at December 31, 1993  . . . . . . . . . . . . . . . . . . .              $1,054
Additions . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 616
Deductions:
   Repayments   . . . . . . . . . . . . . . . . . . . . . . . . . .                 388
   Interest Applied to Principal  . . . . . . . . . . . . . . . . .                  27
   Charge-offs  . . . . . . . . . . . . . . . . . . . . . . . . . .                 251
   Transfers to ORE   . . . . . . . . . . . . . . . . . . . . . . .                 190
   Transfers to Accrual Status  . . . . . . . . . . . . . . . . . .                 113
                                                                                  -----
Balance at September 30, 1994                                                    $  701
                                                                                  -----

The increase in the negative impact of nonaccrual and restructured outstandings on interest revenue for the first nine months of 1994, as shown in the following table, resulted primarily from the realization of $142 million due to the sale of Brazilian PDI bonds in the first quarter of 1993.


NEGATIVE (POSITIVE) IMPACT OF NONACCRUAL AND RESTRUCTURED OUTSTANDINGS*

                                                                 Third Quarter                    Nine Months
                                                           ------------------------      -------------------------
($ in millions)                                               1994          1993            1994            1993**
                                                           ----------    ----------      ----------     ----------
Interest Revenue That Would Have Been
   Recorded Under Original Terms  . . . . . . . . . . .        $15           $32             $39            $  87
Interest Revenue Actually Realized  . . . . . . . . . .          2            15               6              195
                                                                --            --              --             ----
Negative (Positive) Impact on Interest Revenue                 $13           $17             $33            $(108)

*        Excludes the positive impact on interest revenue of accruing bonds that have been restructured pursuant to The Brady
         Proposals.
**       Includes during the first quarter of 1993 loans transferred to the accelerated disposition portfolio since they were transferred as of March 31, 1993.


ACCRUING LOANS PAST DUE 90 DAYS OR MORE

                                                     September 30,       December 31,     September 30,
($ in millions)                                               1994               1993              1993
                                                       -----------         ----------      ------------
Domestic Loans:
   Consumer   . . . . . . . . . . . . . . . . . . . . .       $175               $186              $194
   Commercial Real Estate   . . . . . . . . . . . . . .          5                 42                18
   Commercial and Other   . . . . . . . . . . . . . . .         24                 21                11
                                                               ---                ---               ---
Total Domestic Loans  . . . . . . . . . . . . . . . . .        204                249               223
                                                               ---                ---               ---
International Loans . . . . . . . . . . . . . . . . . .         13                 12                11
                                                               ---                ---               ---
Total Accruing Loans Past Due 90 Days or More                 $217               $261              $234
                                                               ---                ---               ---

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


RECONCILIATION OF DOMESTIC REAL ESTATE ACQUIRED IN SATISFACTION OF LOANS

($ in millions)
Balance at December 31, 1993  . . . . . . . . . . . . . . . . . . .                $895
Additions . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 188
Deductions:
   Repayments/Sales   . . . . . . . . . . . . . . . . . . . . . . .                 477
   Valuation Losses   . . . . . . . . . . . . . . . . . . . . . . .                 104
                                                                                    ---
   Balance at September 30, 1994*                                                  $502
                                                                                    ---

*        Includes in-substance foreclosure amounts of $414 million.  ORE at September 30, 1994 was carried at approximately 39% of original outstandings, primarily as a result of $775 million of cumulative charge-offs, interest applied to principal and valuation losses.

ASSET/LIABILITY MANAGEMENT

Asset/ liability management (ALM) is an important ongoing process, which requires the management of both liquidity risk and interest rate risk. The policies and guidelines for management of Chase's liquidity and interest rate risks are discussed further on pages 48 and 77 of Chase's 1993 Annual Report.

INVESTMENT SECURITIES

Information regarding Chase's investment securities portfolio and related accounting policies is contained on pages 48, 49, 63, 66 and 67 of the 1993 Annual Report. On December 31, 1993, Chase adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investment securities to be classified as either Held to Maturity or Available for Sale. SFAS 115 changed the accounting for investment securities available for sale from the lower of cost or market to fair value. In addition, approximately $1 billion of Mexican Brady bonds and cross-border refinancing countries securities previously classified as Loans were reclassified to Investment Securities Available for Sale at December 31, 1993 as a result of the adoption of SFAS 115.
         At September 30, 1994, net unrealized losses in the investment securities held to maturity portfolio were $13 million, compared with net unrealized gains of $33 million and $42 million at December 31, 1993 and September 30, 1993, respectively. This decline in value was primarily attributable to the rise in domestic interest rates during 1994. With respect to those investment securities that are available for sale and carried at fair value, the net unrealized gains reflected in stockholders' equity, net of taxes, were $23 million at September 30, 1994 compared with $264 million at December 31, 1993. This change resulted from various factors, including gains of approximately $94 million from sales, declines in bond values due to rising domestic interest rates and, in the case of Brady bonds, other political and economic factors which negatively impacted the value of such emerging markets securities. It is possible that Chase will continue to experience volatility in stockholders' equity from changes in the fair values of its investment securities available for sale portfolio.
         For further information on the investment securities portfolios, see pages 31 and 32.


LIQUIDITY RISK MANAGEMENT

As discussed on pages 48 to 50 of the 1993 Annual Report, Chase manages its liquidity to achieve two principal objectives. One is to ensure that the Company and its subsidiaries have sufficient liquid assets to meet the normal transaction requirements of their customers and to provide a cushion against unforeseen liquidity needs. The second is to maintain a stable, cost-effective, relationship-based source of financing that is diversified over geographic locations and customer segments. Chase's financing is built on a strong base of customer deposits from its strategic businesses.
         The Company also finances itself with a mixture of common and preferred stock, intermediate- and long-term senior and subordinated debt, and commercial paper.
         Chase's primary liquidity sources include a large portfolio of assets, including cash and due from banks, interest-bearing deposits placed with banks, federal funds sold and securities purchased under resale agreements, trading account assets and investment securities available for sale. At September 30, 1994, these assets totaled $45.4 billion, or approximately $34.7 billion before the effect of adoption of FASB Interpretation 39, "Offsetting of Amounts Related to Certain Contracts" (FIN 39), compared with $32.6 billion at December 31, 1993. In addition to maintaining this portfolio of liquid assets, Chase also has core consumer assets, such as 1-4 family residential loans, credit card receivables and automobile loans, that can be sold or securitized.
         On October 28, 1994, the Company entered into a new $750 million revolving credit agreement that expires on October 27, 1995. This agreement replaced a previous $750 million facility. No borrowings have ever been made under any of these credit facilities.
         In managing liquidity, Chase takes into account the various legal limitations, including the extent to which banks may pay dividends to their parent companies or finance or otherwise supply funds to certain of their affiliates, as discussed in Note 1, Regulatory Limitations, in Note to Consolidated Financial Statements on page 8.

INTEREST RATE RISK MANAGEMENT

As discussed on pages 50 and 51 of the 1993 Annual Report, Chase's net interest revenue is affected by fluctuations in market interest rates as a result of timing differences in the repricing of its assets and liabilities. These repricing differences are quantified in specific time intervals and are referred to as interest rate sensitivity gaps. Chase manages the interest rate risk of current and future earnings to a level that is consistent with Chase's mix of businesses and seeks to limit such risk exposure to a percentage of earnings. During the first nine months of 1994, the quarterly exposures in the tactical time horizon averaged 1.9% of quarterly core net income compared with 2.0% for 1993. The objective in managing interest rate risk is to support the achievement of business strategies, while protecting earnings and liquidity.
         At September 30, 1994, as shown in the chart below, Chase's near-term interest rate risk is to a rising rate environment, that is, assuming no Management action, net interest revenue would be expected to be adversely affected by a rise in interest rates. Conversely, interest rate risk exposure beyond the near term is to a declining rate scenario, principally due to Chase's high level of core wholesale and consumer deposits, which exceed the level of fixed-rate assets.
         In managing interest rate risk, Chase uses both on-balance sheet products and derivatives, including interest rate swaps, futures, forwards and option-related products. Derivative products used for asset/liability management purposes are linked to assets, liabilities or groups of similar assets and liabilities and are specifically related to balance sheet management strategies. Correlation and hedge effectiveness tests between the derivative product and the linked balance sheet position are also performed.
         The following chart provides a quantification of Chase's interest rate sensitivity gap as of September 30, 1994, based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others. This chart illustrates the impact of including and excluding the related derivative products on these gaps. This chart also displays only a static view of Chase's interest rate sensitivity gap and does not capture the dynamics of balance sheet, rate and spread movements, nor Management's actions that may be taken to manage this position.




                                 [GRAPHIC 1]



Notes to chart:
(1) Cumulative interest rate gaps are defined as the average cumulative fixed rate positions (assets less liabilities) for a given calendar period. The gaps measure the time weighted dollar equivalent volume of positions fixed for a particular calendar period. The gap positions reflect a stock concept, rather than the traditional flow concept as measured by runoff. For example, a $100 million certificate of deposit made on October 1 and maturing on November 28 would have a gap impact of $64 million ($100 million x 59 days/92 days) in the fourth quarter 1994 repricing time frame.
(2) Variable rate balances are reported based on their repricing dates. Fixed rate balances are reported based on their scheduled contractual maturity dates, except for certain investment securities and loans secured by 1-4 family residential properties that are based on anticipated prepayments. Given the indeterminate date of any sales, investment securities that may be sold prior to maturity are similarly reported, depending on their variable or fixed rate terms.
(3) Prime-priced loans are considered as 1 to 3 month assets, fixed-rate credit card receivables are reported based on a declining schedule over a five-year period, while stockholders' equity is assigned a 5-year maturity.
(4) Trading Account Assets are considered overnight assets.
(5) Core demand deposits, noninterest-bearing time deposits, savings accounts and money market accounts are classified as 7-year maturities. The balance, or noncore portions of these deposits, are tranched from overnight to 1-year maturities. The interest rate sensitivity assumptions presented for these deposits are based on historical and current experiences regarding product portfolio retention and interest rate repricing behavior.

         At September 30, 1994, Chase had approximately $46 billion and $15 billion, respectively, of notional swap principal and other ALM contracts outstanding related to such activities, compared with $37 billion and $14 billion, respectively, at December 31, 1993. The following table summarizes certain of Chase's assets and liabilities at September 30, 1994, the corresponding interest revenue earned on such assets or interest expense incurred on such liabilities for the nine months ended September 30, 1994, as well as the notional or contract amounts of related derivative products used for ALM purposes. Also disclosed is the favorable or unfavorable percentage impact these derivative products had on the related interest amounts reflected in Chase's Consolidated Statement of Income. As shown, Chase's use of derivative products reduced interest expense on deposits and long-term debt and interest revenue on placings and investment securities by the percentages indicated.

DERIVATIVE PRODUCTS AND RELATED BALANCE SHEET POSITIONS AND INTEREST REVENUE (EXPENSE)

                                                                                    Nine Months Ended
                                                            Contract/              September 30, 1994
                                                         Notional Amount            Income Statement
                                                    -----------------------     ------------------------
                                     Published                                  Published      Favorable
                                       Balance     Interest           Other      Interest  (Unfavorable)
                                         Sheet         Rate             ALM       Revenue     Percentage
($ in millions)                         Amount        Swaps       Contracts     (Expense)        Impact*
                                     ---------     --------       ---------     ---------   ------------
September 30, 1994
Interest-Bearing Deposits
   Placed with Banks  . . . . . . .    $ 7,055      $    --         $   200       $   365        (2)%
Investment Securities . . . . . . .      7,831        1,100           2,500           545        (3)
Loans . . . . . . . . . . . . . . .     61,405       12,600           1,200         3,929        --
Deposits  . . . . . . . . . . . . .     68,922       29,300          10,100        (1,717)       10
Intermediate- and Long-Term Debt  .      5,031        3,000             700          (229)       19
                                                     ------          ------
                                                    $46,000         $14,700
                                                     ------          ------

* Represents the favorable (unfavorable) percentage impact of ALM derivative products on the related interest revenue or interest expense amount prior to the impact of derivative products.

The following table summarizes the outstanding ALM contract/notional amounts of interest rate swaps and other ALM contracts at September 30 by yearly intervals. The decrease in notional amounts from one period to the next period represents maturities of the underlying contracts. At September 30, 1994, the weighted average duration of receive fixed swaps and pay fixed swaps was approximately 2.1 years and 1.3 years, respectively, compared with 2.4 years and 1.8 years, respectively, at December 31, 1993. The weighted average interest rates to be received and paid on such swaps are presented for each yearly interval. The variable rates, which are generally based on London Interbank Offered Rate (LIBOR), are presented using the forward yield curve at September 30, 1994. However, actual repricings are generally based on the 3 month or 6 month LIBOR rates in effect at the actual repricing dates, not the forward yield curve. To the extent that the current 3 month and 6 month LIBOR rates change, the variable rates of interest received or paid will change. Future interest rate changes are not known, but could materially impact the variable rates presented below. However, Chase expects the impact of these changes to be mitigated by corresponding changes in the interest rates and values associated with the linked assets and liabilities. In addition, net interest revenue will be affected by the amortization of net deferred gains/(losses) on closed derivative contracts and premiums paid on open ALM option products purchased, as reflected in the tables on pages 20 and 21.


OUTSTANDING ALM CONTRACT/NOTIONAL AMOUNTS BY YEARLY INTERVALS

                                                                           September 30,
                                       -----------------------------------------------------------------------------------
($ in millions)                            1994          1995           1996          1997           1998      Thereafter
                                       -----------------------------------------------------------------------------------
Receive Fixed Swaps:
   Contract/Notional
       Amount . . . . . . . . . . .    $29,100       $16,800        $10,400        $5,900         $2,600         $1,800
   Weighted Average:
       Receive Rate . . . . . . . .      5.97%         6.45%          6.43%         6.72%          6.90%          6.70%
       Pay Rate . . . . . . . . . .      6.18%         7.48%          7.81%         8.07%          8.30%          8.69%

Pay Fixed Swaps:
   Contract/Notional
       Amount . . . . . . . . . . .    $16,900       $ 7,700        $ 2,100        $1,800         $  300         $  200
   Weighted Average:
       Receive Rate . . . . . . . .      6.18%         7.47%          7.83%         8.06%          8.34%          8.32%
       Pay Rate . . . . . . . . . .      5.31%         6.35%          6.96%         6.93%          8.68%          8.49%

Other ALM Contracts . . . . . . . .    $14,700       $ 8,000        $ 7,200        $7,100         $6,400         $5,500
                                        ------        ------         ------         -----          -----          -----


As discussed on page 51 of the 1993 Annual Report, Chase uses derivative products as part of its ALM activities to manage the earnings risk arising from timing differences in repricing characteristics principally arising from its customer-related assets and liabilities. Consistent with Chase's overall ALM objectives to reduce its longer-term exposure to a decline in interest rates, fixed-rate liabilities are hedged using derivative products. Given the volatile interest rate environment prevailing during 1994, an ALM strategy was initiated in the second quarter of 1994 to replace certain receive fixed-rate swap contracts by the purchase of long-term option (floor) contracts. This action was taken to mitigate a possible decline in value of such swaps which occurs in a period of rising interest rates. By utilizing option contracts, the possible loss in value is limited to the amount of the option premium paid.
         The rise in interest rates during the first nine months of 1994 resulted in a decline in the value of Chase's ALM derivative positions. This decline in ALM derivative values was more than offset by an increase in value to Chase of the related linked balance sheet positions during the first nine months of 1994. This net increase in balance sheet value reflected the substantially higher economic value of Chase's core deposit funding base. The benefits of this low cost funding are currently being recognized in income as a lower level of interest expense. As interest rates rise, core deposits increase in value as they provide a less costly funding source versus other funding alternatives. During the first nine months of 1994, the value of such deposits increased by approximately $1,545 million as compared with a decrease of $662 million in the value of the related ALM derivatives linked to such core deposits. The difference between the change in value of the linked balance sheet positions and the related ALM derivatives resulted primarily from Chase's strategy to hedge less than 100% of its balance sheet positions as shown in the Derivative Products and Related Balance Sheet Positions and Interest Revenue (Expense) table on page 19. Of the remaining linked balance sheet positions, the only other significant change in value related to intermediate- and long-term debt of the Company. Most of this debt was issued at a fixed rate of interest and, therefore, improves in value as interest rates rise. The value of the derivative products related to such debt correspondingly declines. This activity is consistent with Chase's overall ALM strategy of providing floating rate funding to match Chase's predominant base of floating rate assets. Significant changes in value to Chase's ALM derivative products and related linked balance sheet positions for the first nine months of 1994 are presented below.

CHANGE IN VALUE OF CERTAIN ALM DERIVATIVE PRODUCTS AND LINKED BALANCE SHEET POSITIONS

                                                                                                  For Nine Months Ended
                                                                                                   September 30, 1994
                                                                                        ----------------------------------------
                                                                                         Change in Value            Change in
                                                                                            of Linked               Value of
                                                                                          Balance Sheet            Related ALM
($ in millions)                                                                             Positions              Derivatives
                                                                                        ----------------          --------------
Balance Sheet Assets/Liabilities:
   Deposits*  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $1,545                  $(662)
   Company's Intermediate- and Long-Term Debt   . . . . . . . . . . . . . . . . . . .            330                   (267)
                                                                                               -----                   ----

* Core deposits are valued by a model that forecasts future core deposit costs versus alternative source of funds using simulation techniques. Key assumptions include alternative cost of funds of 3 month LIBOR, core deposit operating costs, reserve requirement of 10%, inflation of 3% per annum, and an interest elasticity of demand for balances of (0.4). This valuation is performed on a "going concern" basis, which assumes new business will replace any runoff. This valuation methodology differs from that used for SFAS 107, "Disclosures About Fair Value of Financial Instruments", which considers only the existing portfolio.

The change in value of Chase's ALM derivative products from December 31, 1993 to September 30, 1994 was as follows:

CHANGE IN VALUE OF ALM DERIVATIVE PRODUCTS

                                                                                     September 30,    December 31,    Change in
($ in millions)                                                                               1994            1993        Value
                                                                                     ------------------------------------------
ALM Derivative Contracts:
   Net Deferred Gains (Losses)  . . . . . . . . . . . . . . . . . . . . . . . .              $(138)           $359        $(497)
   Net Unrealized Gains (Losses)*   . . . . . . . . . . . . . . . . . . . . . .               (307)            117         (424)
                                                                                              ----             ---         ----
       Net ALM Derivative Gains/(Losses)  . . . . . . . . . . . . . . . . . . .              $(445)           $476        $(921)
                                                                                              ----             ---         ----

* Includes $144 million and $23 million of premiums on open ALM option products purchased at September 30, 1994 and December 31, 1993, respectively, and variation margin on open futures contracts.

         The net deferred losses at September 30, 1994 are expected to be amortized over the periods indicated below. The amortization of deferred gains and losses are recognized as yield adjustments to the interest income or expense associated with the linked assets or liabilities.

AMORTIZATION OF NET DEFERRED GAINS/(LOSSES) RELATED TO CLOSED ALM DERIVATIVE CONTRACTS

($ in millions)         1994    1995      1996   1997    1998     1999    Thereafter    Total
                        ----    ----      ----   ----    ----     ----    ----------    -----
Net Gains/(Losses)
   Amortization         $1      $42       $6     $(29)   $(59)    $(58)   $(41)         $(138)


In addition, Chase's Consolidated Statement of Condition included unamortized premiums on open ALM option products purchased amounting to $144 million and
$23 million at September 30, 1994 and December 31, 1993, respectively.    The
premiums at September 30, 1994 will be amortized over the periods indicated below.

AMORTIZATION OF PREMIUMS ON OPEN ALM OPTION PRODUCTS PURCHASED

($ in millions)         1994    1995     1996   1997    1998    1999    Thereafter    Total
                        ----    ----     ----   ----    ----    ----    ----------    -----
Premium Amortization    $5      $18      $17    $17     $16     $14        $57        $144


CAPITAL MANAGEMENT

As discussed on pages 51 and 52 of the Annual Report, capital management is an ongoing process that consists of providing equity and long-term debt for both current and future financial positioning. Chase manages its capital to execute its strategic business plans and to support its growth and investments, including acquisition strategies, in its core businesses. Chase and its banking subsidiaries are subject to the capital adequacy requirements of various federal banking agencies, such as the Federal Reserve Board and the Office of the Comptroller of the Currency. At September 30, 1994, the capital ratios of all of the Company's banking subsidiaries exceeded the minimum ratios required of a well capitalized institution under FDICIA and are expected to be in excess of the minimum ratios required of a well capitalized institution in the future.
         Chase's total stockholders' equity at September 30, 1994 was $8,440 million or 7.21% of total assets, compared with $8,122 million, or 7.95% at December 31, 1993, and $7,619 million or 7.57% at September 30, 1993. As a result of the adoption of FIN 39 on January 1, 1994, Chase's Trading Account Assets and Liabilities increased approximately $11 billion at September 30, 1994. This had the effect of decreasing the total equity ratio at September 30, 1994.
         In June 1994, Chase announced a stock repurchase program, under which up to 8.5 million shares of its common stock may be purchased over the next 12 to 18 months. The shares will be utilized to help offset the effects on total outstanding shares of approximately 3.3 million shares of common stock issuable upon the exercise of outstanding warrants that expire in June 1996 and shares issuable upon exercise of various outstanding employee stock option and incentive plans. Through September 30, 1994, 4.0 million shares had been repurchased. On July 20, 1994, the Company's Board of Directors increased the quarterly common stock dividend from 33 cents to 40 cents per share.


TIER I AND TIER II CAPITAL

                                                                                     September 30,    December 31,    September 30,
($ in millions)                                                                           1994            1993            1993*
                                                                                     ----------------------------------------------
Tier I Capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 7,738            $ 7,528          $ 7,237
Tier II Capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,278              4,259            4,272
                                                                                      ------             ------           ------
Total Capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $12,016            $11,787          $11,509
                                                                                      ------             ------           ------

* In October 1993, the Company redeemed $350 million of its outstanding Floating Rate Subordinated Notes Due 1995, the net effect of which was included in Chase's Tier II capital and Total capital ratio at September 30, 1993.

Chase's Tier I risk-based capital ratio was 8.51% at September 30, 1994 as compared with 8.44% at December 31, 1993 and 7.94% at September 30, 1993. The improvement in the Tier I capital ratio since December 31, 1993 reflects the increase in Tier I capital primarily from retained earnings, offset by investments and commitments to invest during the first quarter of 1994 in the Company's U.S. securities underwriting and dealing subsidiary - Chase Securities, Inc. (CSI), the repurchase of 4.0 million shares of the Company's common stock and the goodwill resulting from the recent acquisition of American Residential. The Tier I capital ratio was also impacted by higher net risk-weighted assets of $90.9 billion at September 30, 1994, compared with $89.2 billion at December 31, 1993. During the first nine months of 1994, Tier II capital increased primarily due to the issuance of $450 million of subordinated debt, primarily offset by the discount applicable to subordinated debt with remaining maturities of five years or less and the increase in the investment in CSI.
         The bank regulatory agencies are currently evaluating proposed amendments to their regulatory capital guidelines that could include in Tier I Capital net unrealized gains and losses on investment securities available for sale. Net unrealized gains on such securities continue to be excluded from Tier I and Total Capital until such amendments are finalized.
         On August 10, 1994, the Company issued $150 million of 7 7/8% subordinated notes. The notes mature on August 1, 2004 and may not be redeemed prior to August 1, 1999; the notes will be redeemable on such date and thereafter at the option of the Company, in whole or in part, at their principal amount plus accrued interest. The net proceeds from this issuance will be used for general corporate purposes, including advances to or investments in banking and nonbanking subsidiaries of the Company and the repayment of commercial paper or other indebtedness of the Company. This issuance qualifies as Tier II capital.

CAPITAL RATIOS*

                                                                                                                        Minimum
                                                                  September 30,     December 31,   September 30,       Regulatory
                                                                      1994             1993            1993            Guidelines
                                                                  -----------------------------------------------------------------
Tier I Leverage Ratio (a) . . . . . . . . . . . .                 7.31%              7.81%           7.48%                3.00-5.00%
Risk-Based Capital Ratios: (b)
   Tier I   . . . . . . . . . . . . . . . . . . .                 8.51               8.44            7.94                      4.00
   Total Capital  . . . . . . . . . . . . . . . .                 13.22              13.22           12.63**                   8.00
                                                                  -----              -----           -----                ---------

* Based on Federal Reserve Board definitions. Risk-based capital and leverage ratios exclude the assets and off-balance sheet financial instruments of CSI. For capital calculations, one-half of the investment, including any commitment to invest, in CSI is deducted from both Tier I and Tier II Capital.
** The ratio reflects the redemption discussed in the note to the preceding table.
(a) Tier I Capital divided by adjusted average assets. Adjusted average assets are defined as total quarterly average assets less the assets of CSI and other adjustments.
(b) Tier I Capital or Total Capital divided by net risk-weighted assets. Net risk-weighted assets include assets and off- balance sheet positions, weighted by the type of instrument and the risk weight of the counterparty, collateral or guarantor.


TRADING ACTIVITIES

To better serve issuer and investor clients and to capitalize on synergies across markets, Chase has consolidated its Global Risk Management and Global Capital Markets business sectors into a single business sector, Global Markets
(GM). GM functions as an intermediary between customers (both issuers and investors) and the foreign exchange and capital markets worldwide.
         Issuer needs in the capital markets are met through primary market activities, including underwriting, private placement and loan syndication. In order to meet investor needs in the capital markets, as well as to provide support to primary market activity, GM sells and trades a variety of instruments in the U.S. and international markets, including Euromarket fixed income instruments, Brady Bonds and restructured loans of emerging market countries, U.S. government and government agency securities, money market instruments, and investment grade and noninvestment grade fixed income securities. Through serving a strong corporate and institutional franchise, GM is a leading provider in foreign exchange. In addition, in order to provide issuers and investors the ability to manage currency, interest rate and other financial exposures, GM designs and markets a broad range of risk management products, including interest rate, foreign currency, precious metals and commodity and equity derivatives.
         The net market risk exposures created as a result of providing these services to customers are managed by GM as part of Chase's trading activities. As a secondary business objective, GM creates proprietary positions to take advantage of market opportunities that are not directly associated with customer activities.
         Trading and trading-related revenues (including revenue classified as net interest revenue for financial statement purposes) for GM are set forth below:

TOTAL TRADING AND TRADING-RELATED REVENUES

                                                                                     Nine Months Ended September 30,
($ in millions)                                                                           1994            1993
                                                                                     -------------------------------
Income Statement Classification:
   Foreign Exchange Trading Revenue   . . . . . . . . . . . . . . . . . . .               $213            $281
   Trading Account Revenue  . . . . . . . . . . . . . . . . . . . . . . . .                306             268
   Net Interest Revenue*  . . . . . . . . . . . . . . . . . . . . . . . . .                 92              59
                                                                                           ---             ---
Total                                                                                     $611            $608
                                                                                           ---             ---

Business Diversification:
   Foreign Exchange and Precious Metals   . . . . . . . . . . . . . . . . .               $228            $315
   Interest Rate and Commodity Derivatives  . . . . . . . . . . . . . . . .                 98             150
Securities Trading and Underwriting . . . . . . . . . . . . . . . . . . . .                285             143
                                                                                           ---             ---
Total                                                                                     $611            $608
                                                                                           ---             ---

Geographic Distribution:
   The Americas   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $416            $355
   Europe   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                116             166
   Asia   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 79              87
                                                                                           ---             ---
Total                                                                                     $611            $608
                                                                                           ---             ---

* Includes accruals on interest-earning and interest-bearing trading-related positions, as well as allocated amounts reflecting the cost or benefit, based on short-term interest rates, associated with net trading-related positions.

As shown above, total trading and trading-related revenues for the nine months ended September 30, 1994 were only slightly higher than the comparable period of last year. Nine month 1994 foreign exchange and derivative revenues were below those for the 1993 comparable period reflecting unsettled conditions in those markets and higher domestic interest rates. The securities trading and underwriting business realized substantial revenue from the sale of emerging markets trading positions earlier in the year, as well as the recognition of market valuation gains that arose when certain Brazilian loans were exchanged for securities pursuant to the Brazilian debt restructuring in the second quarter. Third quarter 1994 results were favorably affected by the beginning of a return of investor confidence to the emerging markets, as well as improved political environments in certain countries, particularly Brazil.

TRADING ACCOUNT ASSETS

                                                                                   September 30,    December 31,
($ in millions)                                                                        1994            1993
                                                                                   -----------------------------
Securities and Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 8,245              $6,171
Other, Principally Derivative Contracts*  . . . . . . . . . . . . . . . . .         11,057**               762
                                                                                    ------               -----
Total                                                                              $19,302              $6,933
                                                                                    ------               -----

*        Includes foreign exchange, interest rate and commodity contracts.
** Includes approximately $11 billion resulting from the adoption of FIN 39 at January 1, 1994.

TRADING ACCOUNT LIABILITIES

                                                                                     September 30,    December 31,
($ in millions)                                                                          1994            1993
                                                                                     -----------------------------
Securities Sold, Not Yet Purchased  . . . . . . . . . . . . . . . . . . . .          $ 1,183              $736*
Derivative Contracts**  . . . . . . . . . . . . . . . . . . . . . . . . . .           10,658***             --
                                                                                      ------               ---
Total                                                                                $11,841              $736
                                                                                      ------               ---

* Classified as Accounts Payable, Accrued Expenses and Other Liabilities prior to the adoption of FIN 39.
**       Includes foreign exchange, interest rate and commodity contracts.
***      Results from the adoption of FIN 39 at January 1, 1994.

MATURITY OF TRADING ACCOUNT DERIVATIVE CONTRACTS*

At September 30, 1994                                                                   Interest         Foreign
                                                                                          Rate          Exchange
                                                                                        Contracts       Contracts
                                                                                        -------------------------
Less than 3 months  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 20%             64%
3 to 6 months . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 15              21
6 to 12 months  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 17              14
1 to 3 years  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 31               1
3 to 5 years  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 10              --
Over 5 years  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  7              --
                                                                                           ---             ---
Total                                                                                      100%            100%
                                                                                           ---             ---

* Approximate percentages based upon remaining life of notional principal amounts.

TRADING ACCOUNT DERIVATIVE CONTRACTS

                                                                      September 30, 1994                December 31, 1993
                                                             --------------------------------------------------------------------
                                                             Contract/Notional    Credit Risk  Contract/Notional   Credit Risk
($ in millions)                                                        Amount*       Amount**            Amount*      Amount**
                                                             --------------------------------------------------------------------
Interest Rate Contracts:
   Interest Rate Swaps  . . . . . . . . . . . . .                   $253,700          $ 4,100          $178,700         $ 5,600
   Currency Exchange Agreements   . . . . . . . .                     18,600            1,200            13,900             700
   Forwards and Futures   . . . . . . . . . . . .                    302,200              200           123,200              70
   Options, Caps and Floors Purchased . . . . . .                     64,200              900            61,400             900
   Options, Caps and Floors Written . . . . . . .                     68,300              ***            57,500             ***
Foreign Exchange Contracts:   . . . . . . . . . .
   Spot, Forwards and Futures   . . . . . . . . .                    578,100            9,700           418,300           5,400
   Options Purchased  . . . . . . . . . . . . . .                     40,200              800            29,600             600
   Options Written  . . . . . . . . . . . . . . .                     48,500              ***            33,200             ***
Commodity Contracts**** . . . . . . . . . . . . .                     15,000              500             9,600             800
                                                                    --------           ------           -------          ------
   Total Gross Amount   . . . . . . . . . . . . .                                     $17,400                           $14,070
       Less:   Master Netting Agreements  . . . .                                       6,800                             3,100
                                                                                       ------                            ------
Trading Account Derivative Assets                                                     $10,600                           $10,970*****
                                                                                       ------                            ------

* Contract or notional amounts of these instruments, which are not included in the Consolidated Statement of Condition, are indicators of the level of Chase's activities in particular classes of financial instruments. Contract or notional amounts related to ALM activities are shown on page 19.
** Credit risk (defined by SFAS 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," as the accounting loss that may occur from counterparty failure) exists when derivative contracts have positive market values. These amounts do not consider the value of any collateral. The impact of master netting agreements is reflected on an aggregated basis as a reduction to the credit risk amount.
***      Options, caps and floors written have no credit risk.
**** Commodity contracts for purposes of this presentation include contracts that contain the right or obligation to exchange a financial instrument for a physical asset. Contract or notional amounts include options written of $2.7 billion and $1.5 billion for September 30, 1994 and December 31,1993, respectively. Such options written have no credit risk.
***** Trading Account Derivative Assets for December 31, 1993 are shown on a proforma basis, as prior to the adoption of FIN 39, trading account contracts were reported in the Consolidated Statement of Condition on a net basis.


The credit risk amount of interest rate swap contracts was lower at September 30, 1994 than at December 31, 1993 due to an increase in domestic interest rates. The change in the credit risk amount of foreign exchange contracts reflected a higher volume of contracts outstanding at September 30, 1994 and the relatively higher volatility of foreign exchange rates in the third quarter.
         Chase's actual credit losses arising from derivative contracts have not been material during the first nine months of 1994 and for 1993.


FAIR VALUE DISCLOSURES

Chase monitors the estimated fair values of its on- and off- balance-sheet financial instruments as discussed on pages 80 and 81 of the 1993 Annual Report. Based upon market and other conditions existing at September 30, 1994, as compared with year-end 1993, with the exception of derivative instruments as discussed on page 20, the estimated fair values of Chase's on- and off-balance-sheet financial instruments in the aggregate were not adversely impacted in the third quarter of 1994.


FINANCIAL RATIOS
The Chase Manhattan Corporation and Subsidiaries

                                                                                                             Nine Months Ended
                                                                     1994                                       September 30,
                                                            ----------------------         1993       -------------------------
                                                            3rd Qtr.      2nd Qtr.        3rd Qtr.           1994          1993
                                                            -------------------------------------------------------------------
Earnings Ratios
Net Income as a Percentage of Average:
   Total Assets   . . . . . . . . . . . . . . . . . . .       1.00%         1.05%           1.01%            1.11%         0.86%
   Common Stockholders' Equity*   . . . . . . . . . . .      15.83         16.11           15.14            17.34         13.31
   Total Stockholders' Equity   . . . . . . . . . . . .      14.57         14.80           13.74            15.83         12.28
                                                             -----         -----           -----            -----         -----
Leverage Ratios--Averages
Common Stockholders' Equity as a % of Total Assets  . .       5.68%         5.80%           5.79%            5.76%         5.37%
Total Stockholders' Equity as a % of Total Assets . . .       6.87          7.11            7.33             6.99          6.97
                                                             -----         -----           -----            -----         -----
Common Stockholders' Equity Per Common Share  . . . . .     $38.83        $37.64          $33.87
                                                             -----         -----           -----
Capital Ratios at Quarter End**
Common Stockholders' Equity as a % of Total Assets  . .       6.01%         6.08%           6.18%
Total Stockholders' Equity as a % of Total Assets . . .       7.21          7.32            7.57
Tier I Leverage . . . . . . . . . . . . . . . . . . . .       7.31          7.47            7.48
Tier I Capital as a % of Net Risk-Weighted Assets . . .       8.51          8.71            7.94
Total Capital as a % of Net Risk-Weighted Assets  . . .      13.22         13.32           12.63***
                                                             -----         -----           -----

*        Based on Net Income, adjusted as applicable.
**       Based on Federal Reserve Board definition.
*** In October 1993, the Company redeemed $350 million of its outstanding Floating Rate Subordinated Notes Due 1995, the effect of which is included in Chase's Total capital ratio at September 30, 1993.
Note: As discussed on page 21, the Tier I and Total capital ratios for 1994 exclude the Net Unrealized Gains on Investment Securities-Available for Sale component of stockholders' equity. All other ratios include such impact that arose from the adoption of SFAS 115.

The Chase Manhattan Bank, N.A. and Subsidiaries
Capital Ratios at Quarter End*

   Tier I Leverage  . . . . . . . . . . . . . . . . . .       6.90%         6.93%           6.71%
   Tier I Capital as a % of Net Risk-Weighted Assets  .       8.25          8.24            7.28
   Total Capital as a % of Net Risk-Weighted Assets   .      12.06         12.08           11.36
                                                             -----         -----           -----

*        Based on Office of the Comptroller of the Currency definition.
Note: As discussed on page 21, the Tier I and Total capital ratios for 1994 exclude the Net Unrealized Gains on Investment Securities-Available for Sale component of stockholders' equity. All other ratios include such impact that arose from the adoption of SFAS 115.

Stockholder Data
The Chase Manhattan Corporation and Subsidiaries

                                                                                                             Nine Months Ended
                                                                     1994                                      September 30,
                                                           -----------------------          1993             ------------------
($ in millions, except per share data)                      3rd Qtr.       2nd Qtr        3rd Qtr.           1994          1993
                                                           --------------------------------------------------------------------
Quarterly Cash Dividends:
Common Stock:
   Per Share  . . . . . . . . . . . . . . . . . . . . .     $  .40         $ .33           $ .30           $ 1.06        $  .90
   Aggregate  . . . . . . . . . . . . . . . . . . . . .     $ 73.8         $61.0           $55.0           $195.7        $149.2
Preferred Stock:
   6 3/4% Series B  . . . . . . . . . . . . . . . . . .         --            --              .3               --           1.1
   7.60% Series C   . . . . . . . . . . . . . . . . . .         --            --              .4               --           1.4
   Floating Rate Series E   . . . . . . . . . . . . . .         --            --             4.2               --          14.3
   Floating Rate Series F   . . . . . . . . . . . . . .         --           5.2             3.9              8.6          12.3
   10 1/2% Series G   . . . . . . . . . . . . . . . . .        3.7           3.7             3.7             11.1          11.1
   9.76% Series H   . . . . . . . . . . . . . . . . . .        2.5           2.5             2.5              7.5           7.5
   10.84% Series I  . . . . . . . . . . . . . . . . . .        5.4           5.4             5.4             16.2          16.2
   9.08% Series J   . . . . . . . . . . . . . . . . . .        3.4           3.4             3.4             10.2          10.2
   8-1/2% Series K  . . . . . . . . . . . . . . . . . .        3.6           3.6             3.6             10.8          10.8
   8.32% Series L   . . . . . . . . . . . . . . . . . .        5.0           5.0             5.0             15.0          15.0
   8.40% Series M   . . . . . . . . . . . . . . . . . .        3.6           3.6             3.6             10.8           9.6
   Floating Rate Series N   . . . . . . . . . . . . . .        3.5           2.0              --              5.5            --
Total Preferred Stock                                         30.7          34.4            36.0             95.7         109.5
                                                             -----          ----            ----            -----         -----
Total Cash Dividends                                        $104.5         $95.4           $91.0           $291.4        $258.7
                                                             -----          ----            ----            -----         -----
Cash Dividends Paid on Common Stock as Percentage of Net
   Income Applicable to Common Stock                          26.9%         22.4%           23.8%            22.2%         27.4%

Total Cash Dividends Paid as a Percentage of Net Income       34.2          31.1            34.1             29.8          39.6
                                                             -----          ----            ----            -----         -----

Consolidated Statement of Condition
The Chase Manhattan Bank, N.A. and Subsidiaries

                                                                                     September 30,    December 31,   September 30,
($ in millions)                                                                               1994            1993            1993
                                                                                     -------------    ------------   -------------
Assets
Cash and Due from Banks . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $ 5,330         $ 5,772         $ 4,629
Interest-Bearing Deposits Placed with Banks   . . . . . . . . . . . . . . . . .              7,247           5,431           5,375
Federal Funds Sold and Securities Purchased Under Resale Agreements   . . . . .              3,392           4,439           4,185
Trading Account Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             15,617           6,309           4,275
Investment Securities:
   Held to Maturity (Market Value of $1,480, $684 and $716, Respectively) . . .              1,482             657             685
   Available for Sale Carried at Fair Value   . . . . . . . . . . . . . . . . .              5,123           6,766              --
   At Lower of Cost or Market (Market Value of $5,686)  . . . . . . . . . . . .                 --              --           5,557
                                                                                            ------          ------          ------
       Total Investment Securities  . . . . . . . . . . . . . . . . . . . . . .              6,605           7,423           6,242
Loans     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             49,486          48,109          50,613
   Less: Reserve for Possible Credit Losses   . . . . . . . . . . . . . . . . .              1,089           1,085           1,568
                                                                                            ------          ------          ------
       Loans, Net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             48,397          47,024          49,045
Assets Held for Accelerated Disposition . . . . . . . . . . . . . . . . . . . .                 24             219             625
Customers' Liability on Acceptances . . . . . . . . . . . . . . . . . . . . . .                599             689             762
Accrued Interest Receivable . . . . . . . . . . . . . . . . . . . . . . . . . .                707             566             606
Premises and Equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,729           1,617           1,807
Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              4,866           4,514           5,542
                                                                                            ------          ------          ------
       Total Assets                                                                        $94,513         $84,003         $83,093
                                                                                            ------          ------          ------
Liabilities and Stockholder's Equity
Deposits:
   Domestic Offices:
       Noninterest-Bearing  . . . . . . . . . . . . . . . . . . . . . . . . . .            $10,788         $13,740         $11,193
       Interest-Bearing   . . . . . . . . . . . . . . . . . . . . . . . . . . .             18,096          21,276          21,513
   Overseas Offices:
       Noninterest-Bearing    . . . . . . . . . . . . . . . . . . . . . . . . .              2,533           2,473           2,785
       Interest-Bearing   . . . . . . . . . . . . . . . . . . . . . . . . . . .             32,140          28,120          28,407
                                                                                            ------          ------          ------
         Total Deposits   . . . . . . . . . . . . . . . . . . . . . . . . . . .             63,557          65,609          63,898
Federal Funds Purchased and Securities Sold Under Repurchase Agreements . . . .              3,003           3,534           3,279
Other Short-Term Borrowings . . . . . . . . . . . . . . . . . . . . . . . . . .              2,904           1,253           1,268
Trading Account Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .             10,707              --              --
Acceptances Outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . .                603             696             774
Accrued Interest Payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .                490             347             439
Accounts Payable, Accrued Expenses and Other Liabilities  . . . . . . . . . . .              3,627           3,088           4,288
Intermediate- and Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . .              2,627           3,032           3,059
                                                                                            ------          ------          ------
         Total Liabilities                                                                  87,518          77,559          77,005
                                                                                            ------          ------          ------

Stockholder's Equity:
   Capital Stock ($15 Par Value):         9/30/94       12/31/93         9/30/93
                                       ----------     ----------      ----------
Number of Shares:
       Authorized                      81,744,445     81,744,445      81,744,445
       Outstanding                     60,955,569     60,699,597      60,588,329               914             910             909
   Surplus  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              4,625           4,383           4,351
   Net Unrealized Gains (Losses) on Investment Securities - Available for Sale                  (8)            187              --
   Undivided Profits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,464             964             828
                                                                                            ------          ------          ------
           Total Stockholder's Equity                                                        6,995           6,444           6,088
                                                                                            ------          ------          ------
           Total Liabilities and Stockholder's Equity                                      $94,513         $84,003         $83,093
                                                                                            ------          ------          ------

The accompanying note on page 8 is an integral part of the financial statements.

Member Federal Deposit Insurance Corporation


Average Balances, Interest and Average Rates -- Taxable Equivalent The Chase Manhattan Corporation and Subsidiaries

                                                                                    Third Quarter
                                                     -------------------------------------------------------------------------
                                                                    1994                                  1993
                                                     ----------------------------------   ------------------------------------
                                                     Average                   Average     Average                    Average
($ in millions, based on daily averages)             Balance      Interest      Rate       Balance      Interest       Rate
                                                     --------     --------     --------   --------      --------      --------
Assets
Interest-Earning Assets:
Interest-Bearing Deposits Placed with Banks . .      $  7,464      $  108        5.75%    $  7,778       $  214        10.94%
Federal Funds Sold and Securities Purchased
  Under Resale Agreements . . . . . . . . . . .        14,778         233        6.25       10,461          261         9.91
Trading Account Assets--Interest-Earning* . . .         6,372          89        5.53        4,475           51         4.55
Investment Securities:
   Held to Maturity
       Taxable  . . . . . . . . . . . . . . . .         1,480          23        6.15        1,032           33        12.86
       Tax-Exempt   . . . . . . . . . . . . . .           359          10       10.91          440           13        11.33
                                                      -------       -----       -----      -------        -----        -----
         Total Held to Maturity                         1,839          33        7.08        1,472           46        12.40
   Available for Sale   . . . . . . . . . . . .         5,409          90        6.63**      5,610          121         8.58**
                                                      -------       -----       -----      -------        -----        -----
   Total Investment Securities  . . . . . . . .         7,248         123        6.75        7,082          167         9.37
Loans:
   Domestic Offices   . . . . . . . . . . . . .        43,492         945        8.62       42,618          888         8.26
   Overseas Offices   . . . . . . . . . . . . .        16,519         307        7.37       19,088          500        10.39
                                                      -------       -----       -----      -------        -----        -----
   Total Loans  . . . . . . . . . . . . . . . .        60,011       1,252        8.28       61,706        1,388         8.92
       Less: Reserve for Possible
        Credit Losses***  . . . . . . . . . . .         1,426           -           -        1,941            -            -
       Loans, Net   . . . . . . . . . . . . . .        58,585       1,252        8.28       59,765        1,388         8.92
                                                      -------       -----       -----      -------        -----        -----
Accelerated Disposition Portfolio--
  Interest-Earning  . . . . . . . . . . . . . .            25           2       27.58          552           20        14.43
                                                      -------       -----       -----      -------        -----        -----
       Total Interest-Earning Assets***, Net           94,472       1,807        7.47       90,113        2,101         9.06
                                                      -------       -----       -----      -------        -----        -----
Summary--Gross Interest-Earning Assets:
Domestic Offices  . . . . . . . . . . . . . . .        65,241       1,225        7.44       59,745        1,081         7.18
Overseas Offices  . . . . . . . . . . . . . . .        30,657         582        7.53       32,309        1,020        12.53
                                                      -------       -----       -----      -------        -----        -----
       Total Gross Interest-Earning Assets             95,898      $1,807        7.47%      92,054       $2,101         9.06%
                                                      -------       -----       -----      -------        -----        -----
Noninterest-Earning Assets:
Cash and Due from Banks . . . . . . . . . . . .         6,229                                6,129
Trading Account Assets--
  Noninterest-Earning****   . . . . . . . . . .        12,263                                    -
Customers' Liability on Acceptances . . . . . .           652                                  712
Premises and Equipment  . . . . . . . . . . . .         1,822                                1,964
Accrued Interest Receivable . . . . . . . . . .           835                                  740
Other Assets  . . . . . . . . . . . . . . . . .         4,791                                4,982
                                                      -------                              -------
       Total Noninterest-Earning Assets                26,592                               14,527
                                                      -------                              -------
         Total Assets                                $121,064                             $104,640
                                                      -------                              -------

*        Includes only trading securities.
**       Average rate based on average amortized cost.
*** Reserve for Possible Credit Losses excluded from calculations of average balances and average rates, as appropriate.
**** Includes foreign exchange, interest rate, and commodity derivative contracts.
Note: Loan and other asset amounts include nonaccrual and restructured loans and ORE, as applicable, but exclude assets held in the accelerated disposition portfolio. Accruing, nonaccruing and restructured loans in the accelerated disposition portfolio were treated as interest-earning in the above table, while ORE in the accelerated disposition portfolio was treated as noninterest-earning.
Note: Average rates for overseas offices in the above table reflect significantly lower Brazilian rates due to the significant decrease in Brazilian inflation during the third quarter of 1994.

Average Balances, Interest and Average Rates -- Taxable Equivalent The Chase Manhattan Corporation and Subsidiaries

                                                                                    Third Quarter
                                                     ------------------------------------------------------------------------
                                                                    1994                                  1993
                                                     ---------------------------------    -----------------------------------
                                                      Average                  Average     Average                    Average
($ in millions, based on daily averages)              Balance    Interest         Rate     Balance     Interest          Rate
                                                     ---------------------------------    -----------------------------------
Liabilities, Redeemable Preferred Stock
  and Stockholders' Equity
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
   Domestic Offices:
       Savings and Negotiable Order of
         Withdrawal Deposits  . . . . . . . . .      $  5,491        $ 26        1.87%    $  5,391       $   26         1.91%
       Money Market Deposits  . . . . . . . . .        10,394          63        2.39       11,907           36         1.22
       Negotiable Certificates of Deposit   . .         1,203          24        7.83        1,790           32         7.11
       Other Time Deposits  . . . . . . . . . .         7,703          90        4.66        9,648           52         2.20
                                                      -------         ---        ----      -------        -----       ------
   Total Domestic Offices   . . . . . . . . . .        24,791         203        3.27       28,736          146         2.05
   Overseas Offices                                    30,833         335        4.31       28,167          367         5.17
                                                      -------         ---        ----      -------        -----       ------
   Total Interest-Bearing Deposits  . . . . . .        55,624         538        3.84       56,903          513         3.58
Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements . . . . . . . . .        16,174         203        4.98       11,138          150         5.35
Other Short-Term Borrowings:
   Domestic Offices   . . . . . . . . . . . . .         3,083          58        7.37        2,392           34         5.71
   Overseas Offices   . . . . . . . . . . . . .         1,058          10        3.93        1,094          384       138.95
                                                      -------         ---        ----      -------        -----       ------
   Total Other Short-Term Borrowings  . . . . .         4,141          68        6.49        3,486          418        47.53
Intermediate- and Long-Term Debt  . . . . . . .         4,906          76        6.14        6,394           94         5.86
                                                      -------         ---        ----      -------        -----       ------
       Total Interest-Bearing Liabilities              80,845         885        4.34       77,921        1,175         5.99
                                                      -------         ---        ----      -------        -----       ------
Summary--Interest-Bearing Liabilities:
Domestic Offices  . . . . . . . . . . . . . . .        52,058         565        4.31       47,942          350         2.90
Overseas Offices  . . . . . . . . . . . . . . .        28,787         320        4.41       29,979          825        10.92
                                                      -------         ---        ----      -------        -----       ------
Noninterest-Bearing Liabilities:
Deposits in Domestic Offices  . . . . . . . . .        13,093                               13,482
Deposits in Overseas Offices  . . . . . . . . .         2,335                                2,054
Trading Account Liabilities*  . . . . . . . . .        12,159                                    -
Acceptances Outstanding . . . . . . . . . . . .           657                                  721
Accounts Payable, Accrued Expenses and
  Other Liabilities . . . . . . . . . . . . . .         3,663                                2,745
                                                      -------                              -------
       Total Noninterest-Bearing Liabilities           31,907                               19,002
                                                      -------                              -------
         Total Liabilities                            112,752                               96,923
                                                      -------                              -------
Redeemable Preferred Stock                                 --                                   48
                                                      -------                              -------
Stockholders' Equity:
Nonredeemable Preferred Stock . . . . . . . . .         1,432                                1,611
Common Stockholders' Equity . . . . . . . . . .         6,880                                6,058
                                                      -------                              -------
       Total Stockholders' Equity                       8,312                                7,669
                                                      -------                              -------
       Total Liabilities, Redeemable Preferred
         Stock and Stockholders' Equity              $121,064                             $104,640
                                                      -------                              -------
Taxable Equivalent Net Interest Revenue and
  Average Interest Rate Spread                                       $922        3.13%                   $  926         3.07%
                                                                      ---        ----                     -----         ----
Net Interest Revenue as a Percentage of
  Gross Interest-Earning Assets                                                  3.81%                                  3.99%
                                                                                 ----                                   ----

* Includes short sales, and foreign exchange, interest rate, and commodity derivative contracts.

Note: Average rates for overseas offices in the above table reflect significantly lower Brazilian rates due to the significant decrease in Brazilian inflation during the third quarter of 1994.

Average Balances, Interest and Average Rates -- Taxable Equivalent The Chase Manhattan Corporation and Subsidiaries

                                                                                Nine Months Ended
                                                     -------------------------------------------------------------------------
                                                             September 30, 1994                    September 30, 1993
                                                     ---------------------------------    ------------------------------------
                                                      Average                  Average    Average                     Average
($ in millions, based on daily averages)              Balance    Interest         Rate    Balance      Interest          Rate
                                                     --------    --------      -------    -------      --------       --------
Assets
Interest-Earning Assets:
Interest-Bearing Deposits Placed with Banks . .      $  6,872      $  365        7.11%    $  7,136       $  553        10.37%
Federal Funds Sold and Securities Purchased
  Under Resale Agreements . . . . . . . . . . .        13,068       1,048       10.72        9,956          784        10.53
Trading Account Assets--Interest-Earning* . . .         6,143         300        6.51        3,748          150         5.36
Investment Securities:
   Held to Maturity
       Taxable  . . . . . . . . . . . . . . . .         1,188          92       10.34        1,021          101        13.16
       Tax-Exempt   . . . . . . . . . . . . . .           375          32       11.38          457           39        11.49
                                                      -------       -----       -----      -------        -----        -----
         Total Held to Maturity   . . . . . . .         1,563         124       10.59        1,478          140        12.64
   Available for Sale   . . . . . . . . . . . .         6,169         433        9.39**      5,050          385        10.18**
                                                      -------       -----       -----      -------        -----        -----
   Total Investment Securities  . . . . . . . .         7,732         557        9.63        6,528          525        10.74
Loans:
   Domestic Offices   . . . . . . . . . . . . .        43,698       2,752        8.42       42,766        2,714         8.49
   Overseas Offices   . . . . . . . . . . . . .        16,919       1,177        9.30       18,442        1,571        11.39
                                                      -------       -----       -----      -------        -----        -----
   Total Loans  . . . . . . . . . . . . . . . .        60,617       3,929        8.67       61,208        4,285         9.36
       Less: Reserve for Possible
         Credit Losses***   . . . . . . . . . .         1,437           -           -        1,941            -            -
                                                      -------       -----       -----      -------        -----        -----
       Loans, Net                                      59,180       3,929        8.67       59,267        4,285         9.36
                                                      -------       -----       -----      -------        -----        -----
   Accelerated Disposition Portfolio--
     Interest-Earning   . . . . . . . . . . . .            56           6       16.09          416           40        12.79
                                                      -------       -----       -----      -------        -----        -----
       Total Interest-Earning Assets***, Net           93,051       6,205        8.78       87,051        6,337         9.52
                                                      -------       -----       -----      -------        -----        -----
Summary--Gross Interest-Earning Assets:
Domestic Offices  . . . . . . . . . . . . . . .        63,840       3,450        7.22       58,647        3,252         7.41
Overseas Offices  . . . . . . . . . . . . . . .        30,648       2,755       12.02       30,345        3,085        13.59
                                                      -------       -----       -----      -------        -----        -----
       Total Gross Interest-Earning Assets             94,488      $6,205        8.78%      88,992       $6,337         9.52%
                                                      -------       -----       -----      -------        -----        -----
Noninterest-Earning Assets:
Cash and Due from Banks . . . . . . . . . . . .         6,083                                6,194
Trading Account Assets--Noninterest-Earning****        10,348                                   --
Customers' Liability on Acceptances . . . . . .           684                                  752
Premises and Equipment  . . . . . . . . . . . .         1,803                                1,922
Accrued Interest Receivable . . . . . . . . . .           854                                  748
Other Assets  . . . . . . . . . . . . . . . . .         5,146                                5,021
                                                      -------                              -------
       Total Noninterest-Earning Assets                24,918                               14,637
                                                      -------                              -------
       Total Assets                                  $117,969                             $101,688
                                                      -------                              -------

*        Includes only trading securities.
**       Average rate based on average amortized cost.
*** Reserve for Possible Credit Losses excluded from calculations of average balances and average rates, as appropriate.
**** Includes foreign exchange, interest rate, and commodity derivative contracts.
Note: Loan and other asset amounts include nonaccrual and restructured loans and ORE, as applicable, and amounts attributable during the first quarter of 1993 to assets held in the accelerated disposition portfolio since they were transferred as of March 31, 1993.
         Subsequent to this date, accruing, nonaccruing and restructured loans in the accelerated disposition portfolio were treated as interest-earning in the above table, while ORE in the accelerated disposition portfolio was treated as noninterest-earning.
Note: Average rates for overseas offices in the above table reflect significantly lower Brazilian rates due to the significant decrease in Brazilian inflation during the third quarter of 1994.

Average Balances, Interest and Average Rates - Taxable Equivalent
The Chase Manhattan Corporation and Subsidiaries

                                                                                      Nine Months Ended
                                                      ----------------------------------------------------------------------
                                                             September 30, 1994                    September 30, 1993
                                                      -------------------------------      ---------------------------------
                                                      Average                 Average      Average                   Average
($ in millions, based on daily averages)              Balance    Interest        Rate      Balance     Interest         Rate
                                                      -------    --------     -------      -------     --------      -------
Liabilities, Redeemable Preferred Stock
  and Stockholders' Equity
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
   Domestic Offices:
       Savings and Negotiable Order of
         Withdrawal Deposits  . . . . . . . . .      $  5,566       $  78        1.87%    $  5,377       $   81         2.01%
       Money Market Deposits  . . . . . . . . .        10,938         143        1.75       11,198          142         1.69
       Negotiable Certificates of Deposit   . .         1,359          76        7.44        2,050          111         7.25
       Other Time Deposits  . . . . . . . . . .         8,225         249        4.06        9,696          156         2.15
                                                      -------       -----       -----      -------        -----       ------
   Total Domestic Offices                              26,088         546        2.80       28,321          490         2.31
   Overseas Offices                                    29,873       1,171        5.24       26,507        1,055         5.33
                                                      -------       -----       -----      -------        -----       ------
   Total Interest-Bearing Deposits  . . . . . .        55,961       1,717        4.10       54,828        1,545         3.77
Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements . . . . . . . . .        14,431         503        4.66       10,870          443         5.44
Other Short-Term Borrowings:
   Domestic Offices   . . . . . . . . . . . . .         2,976         148        6.66        2,396           95         5.29
   Overseas Offices   . . . . . . . . . . . . .         1,178         805       91.40          950          964       135.67
                                                      -------       -----       -----      -------        -----       ------
   Total Other Short-Term Borrowings  . . . . .         4,154         953       30.69        3,346        1,059        42.32
Intermediate- and Long-Term Debt  . . . . . . .         5,274         229        5.81        6,535          406         8.30
                                                      -------       -----       -----      -------        -----       ------
       Total Interest-Bearing Liabilities              79,820       3,402        5.70       75,579        3,453         6.11
                                                      -------       -----       -----      -------        -----       ------
Summary--Interest-Bearing Liabilities:
Domestic Offices  . . . . . . . . . . . . . . .        51,203       1,427        3.73       46,480        1,075         3.09
Overseas Offices  . . . . . . . . . . . . . . .        28,617       1,975        9.23       29,099        2,378        10.93
                                                      -------       -----       -----      -------        -----       ------
Noninterest-Bearing Liabilities:
Deposits in Domestic Offices  . . . . . . . . .        13,479                               13,306
Deposits in Overseas Offices  . . . . . . . . .         2,461                                1,932
Trading Account Liabilities*  . . . . . . . . .         9,920                                   --
Acceptances Outstanding . . . . . . . . . . . .           692                                  765
Accounts Payable, Accrued Expenses and
  Other Liabilities . . . . . . . . . . . . . .         3,350                                2,971
                                                      -------                              -------
       Total Noninterest-Bearing Liabilities           29,902                               18,974
                                                      -------                              -------
         Total Liabilities                            109,722                               94,553
                                                      -------                              -------
Redeemable Preferred Stock                                 --                                   51
                                                      -------                              -------
Stockholders' Equity:
Nonredeemable Preferred Stock . . . . . . . . .         1,455                                1,620
Common Stockholders' Equity . . . . . . . . . .         6,792                                5,464
                                                      -------                              -------
       Total Stockholders' Equity                       8,247                                7,084
                                                      -------                              -------
       Total Liabilities, Redeemable
         Preferred Stock and
         Stockholders' Equity                        $117,969                             $101,688
                                                      -------                              -------
Taxable Equivalent Net Interest Revenue and
  Average Interest Rate Spread                                     $2,803        3.08%                   $2,884         3.41%
                                                                    -----       -----                     -----        -----
Net Interest Revenue as a Percentage of Gross
  Interest-Earning Assets                                                        3.97%                                  4.33%
                                                                                -----                                  -----

* Includes short sales, and foreign exchange, interest rate, and commodity derivative contracts.
Note: Average rates for overseas offices in the above table reflect significantly lower Brazilian rates due to the significant decrease in Brazilian inflation during the third quarter of 1994.

INVESTMENT SECURITIES
The Chase Manhattan Corporation and Subsidiaries

SECURITIES-HELD TO MATURITY

                                             September 30, 1994                     December 31, 1993         September 30, 1993
                                ---------------------------------------------    ----------------------     ----------------------
                                                 Gross        Gross
                                Amortized   Unrealized   Unrealized     Fair     Amortized        Fair      Amortized        Fair
($ in millions)                      Cost        Gains       Losses    Value*         Cost       Value*          Cost       Value*
                                ---------   ----------   ----------    ------    ---------       ------     ---------       ------
U.S. Treasury Securities  . .      $  120         $--           $--    $  120       $   31       $   33        $   44      $   45
Federal Agency Securities** .         481          --            14       467          662          666           641         650
State and Political
   Subdivision Securities . .         352           8             1       359          419          446           435         467
Other Bonds, Notes and
   Debentures:
       Securities Issued by
        OECD Central
        Governments and
        their Agencies*** . .         544           1             8       537           16           16            18          18
       Securities Issued by
        Other Foreign Central
        Governments and
        their Agencies  . . .          74          --            --        74           10           10             9           9
       Privately-Issued
        Mortgage-Backed
        Securities  . . . . .          29           1            --        30           35           35            93          93
   Corporate and Other Debt
    Securities  . . . . . . .         233          --            --       233           35           35            45          45
                                    -----          --            --     -----        -----        -----         -----       -----
       Total Other Bonds,
        Notes and
        Debentures  . . . . .         880           2             8       874           96           96           165         165
                                    -----          --            --     -----        -----        -----         -----       -----
Federal Reserve Bank and
   Other Stock Investments  .         185          --            --       185          176          176           177         177
Total                              $2,018         $10           $23    $2,005       $1,384       $1,417        $1,462      $1,504
                                    -----          --            --     -----        -----        -----         -----       -----

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

Note: Interest and dividends on investment securities held to maturity in terms of taxable interest income, nontaxable interest income, and dividends for the third quarter and the first nine months of 1994 were: $20 million, $6 million and $3 million; and $84 million, $20 million and $8 million, respectively; and for the third quarter and first nine months of 1993, such amounts were: $31 million, $8 million and $3 million; and $93 million, $26 million and $7 million, respectively.

INVESTMENT SECURITIES
The Chase Manhattan Corporation and Subsidiaries

                                                                                                                    SECURITIES--AT
                                                                                                                       LOWER OF
                                                          SECURITIES--AVAILABLE FOR SALE AT FAIR VALUE              COST OR MARKET
                                            -----------------------------------------------------------------  --------------------
                                                        September 30, 1994                December 31, 1993     September 30, 1993
                                            ------------------------------------------  ---------------------  --------------------
                                                           Gross       Gross
                                            Amortized Unrealized  Unrealized     Fair   Amortized       Fair   Amortized      Fair
($ in millions)                                  Cost      Gains      Losses    Value*       Cost      Value*       Cost     Value*
                                            --------- ----------  ----------    ------  ---------      ------  ---------     ------
U.S. Treasury Securities  . . . . . .          $2,881      $  28        $ 43    $2,866     $2,273      $2,307     $2,301     $2,347
Federal Agency Securities** . . . . .             656         --          22       634      1,202       1,213      1,157      1,178
State and Political Subdivision
  Securities  . . . . . . . . . . . .              63         --          --        63         --          --         --         --
Other Bonds, Notes and
  Debentures:
    Securities Issued by OECD
      Central Governments
        and their Agencies*** . . . .             687         --          16       671      1,535       1,564      1,625      1,637
    Securities Issued by Other
      Foreign Central
        Governments and
          their Agencies  . . . . . .             916          4          52       868      1,476       1,618        338        338
    Privately-Issued Mortgage-
      Backed Securities . . . . . . .              78         --          --        78        136         139        208        210
  Corporate and Other Debt
    Securities                                    119         16           1       134        318         338        390        395
                                                -----      -----       -----     -----      -----       -----      -----      -----
    Total Other Bonds, Notes
      and Debentures                            1,800         20          69     1,751      3,465       3,659      2,561      2,580
                                                -----      -----       -----     -----      -----       -----      -----      -----
Other Stock Investments . . . . . . .             383        117           1       499        312         511        285        653
                                                -----      -----       -----     -----      -----       -----      -----      -----
Total                                          $5,783      $ 165        $135    $5,813     $7,252      $7,690     $6,304     $6,758
                                                -----      -----       -----     -----      -----       -----      -----      -----

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

Note: Interest and dividends on investment securities available for sale in terms of taxable interest income and dividends for the third quarter and first nine months of 1994 were: $88 million and $2 million; and $428 million and $5 million, respectively. Interest and dividends on investment securities at lower of cost or market for the third quarter and first nine months of 1993 were: $118 million and $3 million; and $375 million and $10 million, respectively.

Average Loan Balances
The Chase Manhattan Corporation and Subsidiaries

                                                                       1994                   1993      Nine Months Ended Sept. 30,
                                                            -----------------------------------------------------------------------
($ in millions, based on daily averages)                    3rd Quarter   2nd Quarter     3rd Quarter           1994           1993
                                                            -----------   -----------     -----------       --------       --------
Domestic Offices:
  Wholesale:
  Commercial Real Estate  . . . . . . . . . . . . . . . . .     $ 2,214       $ 2,953        $ 4,166         $ 2,744        $ 5,051*
  Commercial and Industrial . . . . . . . . . . . . . . . .       8,372         8,459          8,696           8,401          8,756
  Financial Institutions  . . . . . . . . . . . . . . . . .       1,053         1,049          1,444           1,101          1,591
  Lease Financings  . . . . . . . . . . . . . . . . . . . .       1,518         1,497          1,544           1,500          1,591
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .       1,208         1,230          1,737           1,372          1,652
  Consumer:
Secured by 1-4 Family Residential Properties  . . . . . . .      14,006        13,891         12,196          13,945         11,149
    Credit Card . . . . . . . . . . . . . . . . . . . . . .       6,503         6,283          5,732           6,345          5,837
    Other Consumer  . . . . . . . . . . . . . . . . . . . .       8,779         8,275          7,364           8,462          7,434
                                                                 ------        ------         ------          ------         ------
Total Domestic Offices, Gross . . . . . . . . . . . . . . .      43,653        43,637         42,879          43,870         43,061
Less: Unearned Discount and Fee Revenue . . . . . . . . . .         161           181            261             172            295
                                                                 ------        ------         ------          ------         ------
Total Domestic Offices                                           43,492        43,456         42,618          43,698         42,766
                                                                 ------        ------         ------          ------         ------
Overseas Offices, Gross . . . . . . . . . . . . . . . . . .      16,568        17,175         19,133          16,966         18,487
Less: Unearned Discount and Fee Revenue . . . . . . . . . .          49            47             45              47             45
                                                                 ------        ------         ------          ------         ------
Total Overseas Offices                                           16,519        17,128         19,088          16,919         18,442
                                                                 ------        ------         ------          ------         ------
Total Average Loans                                             $60,011       $60,584        $61,706         $60,617        $61,208
                                                                 ------        ------         ------          ------         ------

* Includes the loans transferred to the accelerated disposition portfolio during the first quarter of 1993 since they were transferred as of March 31, 1993.


Analysis of Credit Loss Experience
The Chase Manhattan Corporation and Subsidiaries

                                                                       1994                  1993       Nine Months Ended Sept. 30,
                                                            -----------------------------------------------------------------------
($ in millions)                                             3rd Quarter   2nd Quarter    3rd Quarter            1994           1993
                                                            -----------   -----------    -----------          ------         ------
Reserve for Possible Credit Losses at
  Beginning of Period . . . . . . . . . . . . . . . . . . .      $1,435        $1,429         $1,918          $1,425         $1,913
Net Loan Charge-Offs:
  Domestic Loans:
    Commercial Real Estate  . . . . . . . . . . . . . . . .          21            51             58             123            223
    Commercial and Industrial . . . . . . . . . . . . . . .           2             2             40               3            107
    Financial Institutions  . . . . . . . . . . . . . . . .          --            --              5              11             17
    Lease Financings  . . . . . . . . . . . . . . . . . . .           4             3              2               8              6
    Consumer  . . . . . . . . . . . . . . . . . . . . . . .          90            90             97             274            295
                                                                  -----         -----          -----           -----          -----
      Total Domestic Net Loan Charge-Offs                           117           146            202             419            648
                                                                  -----         -----          -----           -----          -----
  International Loans:
    Commercial and Industrial . . . . . . . . . . . . . . .          (3)           --             11               8             13
    Financial Institutions  . . . . . . . . . . . . . . . .           6            --             (4)              5             (5)
    Consumer  . . . . . . . . . . . . . . . . . . . . . . .          (1)           --              1              --              2
    Foreign Governments and Official Institutions . . . . .          --            --              5             (10)            (1)
    Commercial Real Estate Loans  . . . . . . . . . . . . .          --            --              1              --              1
                                                                  -----         -----          -----           -----          -----
      Total International Net Loan Charge-Offs*                       2            --             14               3             10
                                                                  -----         -----          -----           -----          -----
    Total Net Loan Charge-Offs                                      119           146            216             422            658
                                                                  -----         -----          -----           -----          -----
Provision for Credit Losses Charged to Expenses . . . . . .         100           150            215             410            800
Provision for Loans Held for
  Accelerated Disposition . . . . . . . . . . . . . . . . .          --            --             --              --            566
Writedown of Loans Transferred to
  Accelerated Disposition Portfolio . . . . . . . . . . . .          --            --             --              --           (701)
Reserves of Disposed Subsidiaries and Other
  Adjustments . . . . . . . . . . . . . . . . . . . . . . .          (1)           --             (1)             (1)            (3)
Foreign Exchange Translation Adjustments  . . . . . . . . .           1             2             --               4             (1)
                                                                  -----         -----          -----           -----          -----
Reserve For Possible Credit Losses at End of Period              $1,416        $1,435         $1,916          $1,416         $1,916
                                                                  -----         -----          -----           -----          -----

* Includes net loan charge-offs (recoveries) applicable to refinancing countries of $(6) million, $(1) million, $1 million, $(9) million and $(8) million, respectively.

INTERMEDIATE- AND LONG-TERM DEBT
The Chase Manhattan Corporation and Subsidiaries

Intermediate- and Long-Term Debt consists of obligations having an original maturity at issuance of more than one year. A summary of Intermediate- and Long-Term Debt, net of unamortized original issue discount, outstanding at September 30, 1994 and December 31, 1993 and certain applicable terms is presented below. The distribution of maturities is based on contractual maturity or the earliest date which the debt can be redeemed at the option of the holder.

                                                                                                 Amount Outstanding
                                                               Maturity      Interest       September 30,   December 31,      Other
($ in millions)                                                    Date         Rate*                1994           1993      Data**
                                                              ---------    ----------       -------------   ------------     ------
COMPANY:
  Medium-Term Notes . . . . . . . . . . . . . . . . . . . .  1994--1997    5.52--9.61%        $  328          $  530
  Floating Rate Medium-Term Notes . . . . . . . . . . . . .  1994--1995    4.91--6.06            146             409
  Floating Rate Oil-Linked Notes  . . . . . . . . . . . . .        1994          5.88             10              10
  Notes . . . . . . . . . . . . . . . . . . . . . . . . . .        1994          7.38             --             158              T
  Notes . . . . . . . . . . . . . . . . . . . . . . . . . .        1996          8.50            250             250              T
  Notes . . . . . . . . . . . . . . . . . . . . . . . . . .        1997          7.88            227             227              T
  Floating Rate Subordinated Notes  . . . . . . . . . . . .        1997          5.25            175             175            S,T
  Subordinated Notes  . . . . . . . . . . . . . . . . . . .        1997          7.50            200             200            S,T
  Non-U.S. Currency Borrowings  . . . . . . . . . . . . . .        1998          5.30             51              45
  Floating Rate Notes . . . . . . . . . . . . . . . . . . .        1999          4.10             10              11              R
  Subordinated Medium-Term Notes  . . . . . . . . . . . . .        1999    7.58--9.00            175             175            S,T
  Subordinated Notes  . . . . . . . . . . . . . . . . . . .        1999         10.00            275             275            S,T
  Subordinated Notes  . . . . . . . . . . . . . . . . . . .        1999          8.00            200             200            S,T
  Subordinated Notes  . . . . . . . . . . . . . . . . . . .        1999          7.75            200             200            S,T
  Floating Rate Subordinated Notes  . . . . . . . . . . . .        2000          5.00            250             250          S,R,T
  Subordinated Notes  . . . . . . . . . . . . . . . . . . .        2001          9.38            200             200            S,T
  Subordinated Notes  . . . . . . . . . . . . . . . . . . .        2001          9.75            150             150            S,T
  Subordinated Notes  . . . . . . . . . . . . . . . . . . .        2003          7.50            200             200            S,T
  Floating Rate Subordinated Notes (Three Issues) . . . . .        2003    4.88--5.50            334             341            S,T
  Subordinated Notes  . . . . . . . . . . . . . . . . . . .        2004          8.00            149              --          S,R,T
  Subordinated Notes  . . . . . . . . . . . . . . . . . . .        2004          7.88            148              --          S,R,T
  Subordinated Notes  . . . . . . . . . . . . . . . . . . .        2005          6.50            198             198            S,T
  Subordinated Notes  . . . . . . . . . . . . . . . . . . .        2008          6.75            199             199            S,T
  Subordinated Notes  . . . . . . . . . . . . . . . . . . .        2008          6.13             99              99            S,T
  Subordinated Notes  . . . . . . . . . . . . . . . . . . .        2009          6.50            149              --            S,T
  Floating Rate Subordinated Notes  . . . . . . . . . . . .        2009          5.25            316             321          S,R,T
  Other Borrowings  . . . . . . . . . . . . . . . . . . . .  1994--1996           ***              8              13
                                                             ----------    ----------          -----           -----
      Total                                                                                    4,647           4,836
                                                                                               -----           -----
BANK:
  Student Loan Marketing Association Borrowings . . . . . .        1994    3.48--4.26             --             500
  Floating Rate Subordinated Note . . . . . . . . . . . . .        1996          8.50            400             400            S,C
  Subordinated Note Issued with Equity Contract . . . . . .        1999          9.25            150             150            S,C
  Subordinated Note . . . . . . . . . . . . . . . . . . . .        1999          6.25            260             260            S,C
  Subordinated Notes  (Three Issues)  . . . . . . . . . . .        2010          9.00          1,100           1,100            S,C
  Subordinated Notes (Two Issues) . . . . . . . . . . . . .        2012          9.00            450             450            S,C
  Other Borrowings  . . . . . . . . . . . . . . . . . . . .  1994--2013           ***            267             172
                                                             ----------    ----------          -----           -----
      Total                                                                                    2,627           3,032
                                                                                               -----           -----
OTHER SUBSIDIARIES:
  Subordinated Notes (Two Issues) . . . . . . . . . . . . .        1997    5.63--7.25            235              --            S,C
  Subordinated Notes  . . . . . . . . . . . . . . . . . . .        2012          9.00            250             250            S,C
  Other Borrowings  . . . . . . . . . . . . . . . . . . . .  1994--1997           ***            117             133
                                                             ----------                        -----           -----
      Total                                                                                      602             383
                                                                                               -----           -----
Less: Investment by the Company in a Subordinated Note
  Issued with Equity Contract of the Bank and other
  Subordinated Debentures . . . . . . . . . . . . . . . . .                                    2,845           2,610            S,C
                                                                                               -----           -----
Total Intermediate-and Long-Term Debt                                                         $5,031          $5,641
                                                                                               -----           -----

* The interest rates shown for floating rate issues are those in effect at September 30, 1994. Such floating interest rates are determined by formulas, subject to certain minimum rates.
**    Issues indicated by:
      "S"--Subordinated in right of payment to claims of depositors and certain other creditors, as applicable.
      "C"--Held by the Company.
      "R"--Redeemable in whole, or in part, at the option of Chase, prior to maturity.
      "T"--Qualifies as Tier II capital under the Risk-based Capital guidelines.
*** Consists of numerous borrowings which bear interest at rates generally reflecting market conditions in the applicable countries at the time of issuance or repricing.

Consolidated Statement of Income (Five Quarters)
The Chase Manhattan Corporation and Subsidiaries

                                                                              1994                                  1993
                                                            ----------------------------------------     --------------------------
($ in millions, except per share data)                      3rd Quarter   2nd Quarter    1st Quarter     4th Quarter    3rd Quarter
                                                            -----------   -----------    -----------     -----------    -----------
Interest Revenue
  Interest and Fees On Loans  . . . . . . . . . . . . . . .      $1,252        $1,376         $1,301          $1,479         $1,405
  Interest On Deposits Placed With Banks  . . . . . . . . .         108           127            130             164            214
  Interest and Dividends on Investment Securities:
    Held to Maturity  . . . . . . . . . . . . . . . . . . .          29            42             41              42             42
    Available for Sale  . . . . . . . . . . . . . . . . . .          90           178            165              --             --
    At Lower of Cost or Market  . . . . . . . . . . . . . .          --            --             --             133            121
  Interest On Federal Funds Sold and Securities Purchased
    Under Resale Agreements . . . . . . . . . . . . . . . .         233           490            326             245            261
  Interest On Trading Account Assets  . . . . . . . . . . .          89            92            119              92             51
                                                                  -----         -----          -----           -----          -----
    Total Interest Revenue                                        1,801         2,305          2,082           2,155          2,094
                                                                  -----         -----          -----           -----          -----
Interest Expense
  Deposits  . . . . . . . . . . . . . . . . . . . . . . . .         538           654            525             469            513
  Federal Funds Purchased and Securities Sold Under
    Repurchase Agreements . . . . . . . . . . . . . . . . .         203           176            124             127            150
  Commercial Paper  . . . . . . . . . . . . . . . . . . . .          16            17             13              11             13
  Other Short-Term Borrowings . . . . . . . . . . . . . . .          52           463            393             460            405
  Intermediate- and Long-Term Debt  . . . . . . . . . . . .          76            77             76              86             94
                                                                  -----         -----          -----           -----          -----
    Total Interest Expense                                          885         1,387          1,131           1,153          1,175
                                                                  -----         -----          -----           -----          -----
Net Interest Revenue  . . . . . . . . . . . . . . . . . . .         916           918            951           1,002            919
Provision for Possible Credit Losses  . . . . . . . . . . .         100           150            160             195            215
                                                                  -----         -----          -----           -----          -----
Net Interest Revenue After Provision for Possible
  Credit Losses . . . . . . . . . . . . . . . . . . . . . .         816           768            791             807            704
                                                                  -----         -----          -----           -----          -----
Other Operating Revenue
  Fees and Commissions  . . . . . . . . . . . . . . . . . .         458           480            446             401            406
  Foreign Exchange Trading Revenue  . . . . . . . . . . . .          50            78             85              75             93
  Trading Account Revenue   . . . . . . . . . . . . . . . .         138            73             94              93             93
  Investment Securities Gains   . . . . . . . . . . . . . .          15             1             79              12             15
  Other Revenue . . . . . . . . . . . . . . . . . . . . . .          66           168            149             297            113
                                                                  -----         -----          -----           -----          -----
    Total Other Operating Revenue                                   727           800            853             878            720
                                                                  -----         -----          -----           -----          -----
Other Operating Expenses
  Salaries and Employee Benefits:
    Salaries  . . . . . . . . . . . . . . . . . . . . . . .         464           418            415             417            409
    Employee Benefits . . . . . . . . . . . . . . . . . . .         122           118            129             130            117
                                                                  -----         -----          -----           -----          -----
                                                                    586           536            544             547            526
  Net Occupancy . . . . . . . . . . . . . . . . . . . . . .          98            98            100             112             93
  Equipment Rentals, Depreciation and Maintenance . . . . .          77            74             71              85             73
  Other Expenses  . . . . . . . . . . . . . . . . . . . . .         306           365            342             455            333
                                                                  -----         -----          -----           -----          -----
    Total Other Operating Expenses                                1,067         1,073          1,057           1,199          1,025
                                                                  -----         -----          -----           -----          -----
  Income Before Taxes . . . . . . . . . . . . . . . . . . .         476           495            587             486            399
  Applicable Income Taxes . . . . . . . . . . . . . . . . .         171           188            223             173            132
                                                                  -----         -----          -----           -----          -----
Net Income                                                       $  305        $  307         $  364         $   313        $   267
                                                                  -----         -----          -----           -----          -----
Net Income Applicable to Common Stock                            $  274        $  272         $  333         $   282        $   231
                                                                  -----         -----          -----           -----          -----
Average Common and Common Equivalent Shares Outstanding
  (in millions)                                                   184.4         186.2          185.4           184.8          184.3
                                                                  -----         -----          -----           -----          -----
Primary Earnings Per Common Share                                $ 1.49        $ 1.46         $ 1.80          $ 1.53         $ 1.25
                                                                  -----         -----          -----           -----          -----
Cash Dividends Declared Per Common Share                         $  .40        $  .33         $  .33          $  .30         $  .30
                                                                  -----         -----          -----           -----          -----

PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          EXHIBIT 10-K

          Amended list of Executive Officers who have entered into termination agreements with the Company

          Exhibit 11

          Statement re:  Computation of Earnings Per Common Share

          Exhibit 12

          Statement re:  Computation of Ratios of Earnings to Fixed Charges

          Exhibit 27

          Financial Data Schedule for the nine months ended September 30, 1994

     (b)  Report on Form 8-K

          The registrant filed the following reports on Form 8-K during the quarter ended September 30, 1994:

          Date of
          Report    Items Reported

          7/18/94 - The items reported by the Registrant in this Current Report on Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statements, Pro forma Financial Information and Exhibits). The following financial statements of Registrant were filed therewith:

                        (i) Consolidated Statement of Condition of The Chase Manhattan Corporation at June 30, 1994 and 1993.

                       (ii) Consolidated Statement of Income of The Chase Manhattan Corporation for the quarters and six months ended June 30, 1994 and 1993.

                      (iii) Summary of Changes in Stockholders' Equity of The Chase Manhattan Corporation for the six months ended June 30, 1994 and 1993.

                       (iv) Consolidated Statement of Condition of The Chase Manhattan Bank, N.A. at June 30, 1994 and 1993.

          8/3/94 -- The items reported by the Registrant in this Current Report on Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statements, Pro forma Financial Information and Exhibits) relating to the Registrant's issuance and sale of $150,000,000 aggregate principal amount of 7 7/8% Subordinated Notes Due 2004.

          8/3/94 -- The items reported by the Registrant in this Current Report on Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statements, Pro forma Financial Information and Exhibits) relating to the Bank entering into a definitive merger agreement dated August 3, 1994 with American Residential Holding Corporation (American Residential) pursuant to which a subsidiary of the Bank will seek to acquire through a tender offer all of the outstanding common stock of American Residential for a total of approximately $348 million.

         8/11/94 -- The items reported by the Registrant in this Current Report on Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statements, Pro forma Financial Information and Exhibits) relating to the Registrant's entering into a distribution agreement covering the issuance and placement of up to $200,000,000 aggregate principal amount of Senior/Subordinated Medium-Term Notes, Series C.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE CHASE MANHATTAN CORPORATION
                                   (Registrant)





Date:  November 14, 1994           By:  /s/ LESTER J. STEPHENS, JR.
                                        -------------------------------
                                        Lester J. Stephens, Jr.
                                        (Senior Vice President and Controller)

                                 EXHIBIT INDEX


EXHIBIT   DOCUMENT                                                                                          PAGE

10-K      Amended list of Executive Officers who have entered into termination agreements
          with the Company                                                                                   39

11        Statement re:  Computation of Earnings Per Common Share for the
          quarters and nine months ended September 30, 1994 and 1993                                         40

12        Statement re:  Computation of Ratios of Earnings to Fixed Charges for the
          nine months ended September 30, 1994 and 1993 and for each of the five years in
          the period ended December 31, 1993                                                                 41

27        Financial Data Schedule for the nine months ended September 30, 1994                               42

                            EDGAR Graphics Appendix

Pursuant to Regulation S-T Item 304, the following is a description of the graphic image material identified in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations by the word [Graph] followed by the number of the graphic or image.


 Graphic Number         Page          Description
 --------------         ----          -----------
 1.                     18.           Bar graph entitled "Cumulative Interest Rate Gaps September 30, 1994 $ in millions" showing the net assets or net liabilities, in separate bars titled including derivatives and excluding derivatives, respectively, for the following periods:  net assets of $6,285 and
                                      $525, respectively, for 4th Quarter 1994; net assets of $6,001 and net liabilities of
                                      $2,062, respectively, for 1995; net assets of $1,247 and net liabilities of $6,085, respectively, for 1996; net liabilities of $5,712 and $11,469, respectively, for 1997; net liabilities of $9,827 and $12,770, respectively, for 1998; net liabilities of $10,392 and
                                      $12,655, respectively, for 1999 and net liabilities of $7,740 and $9,496, respectively, for
                                      2000.