Form 10-K
period 1994-12-31
CHASE MANHATTAN CORP
filed 1995-02-28
CIK 19489

==================================
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                     ----------------------------------
                                FORM 10-K

                              ANNUAL REPORT
                   [X] PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended: December 31, 1994   Commission file number: 1-5945
                                        OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       The Chase Manhattan Corporation
          (Exact name of registrant as specified in its charter)

                 Delaware                           13--2633613
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)            Identification No.)
         1 Chase Manhattan Plaza
            New York, New York                         10081
 (Address of principal executive offices)            (Zip Code)

                            (212) 552-2222
          (Registrant's telephone number, including area code)
       Securities Registered Pursuant to Section 12(b) of the Act:


                 Title of each Class

        Common Stock ($2.00 Par Value)
        Junior Participating Preferred Stock Purchase Rights
        Common Stock Subscription Warrants
        Preferred Stock, 10.50% Series G
        Preferred Stock, 9.76% Series H
        Preferred Stock, 10.84% Series I
        Preferred Stock, 9.08% Series J
        Preferred Stock, 8-1/2% Series K
        Preferred Stock, 8.32% Series L
        Preferred Stock, 8.40% Series M
        Preferred Stock, Adjustable Rate Series N
        7-1/2% Subordinated Notes Due 1997
        7-3/4% Subordinated Notes Due 1999
        8% Subordinated Notes Due 1999
        Floating Rate Notes Due 1999
        8.80% Subordinated Notes Due 2000
        9.05% Subordinated Notes Due 2002
        7.50% Subordinated Notes Due 2003
        Floating Rate Subordinated Notes Due 2003
        Floating Rate Subordinated Notes Due August 1, 2003
        7-7/8% Subordinated Notes Due 2004
        8% Subordinated Notes Due 2004
        6.50% Subordinated Notes Due 2005
        6-1/8% Subordinated Notes Due 2008
        6.75% Subordinated Notes Due 2008
        6.50% Subordinated Notes Due 2009



   All such securities are listed on the New York Stock Exchange.

   Securities Registered Pursuant to Section 12(g) of the Act: None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.
                        Yes  X     No ___
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     The number of shares outstanding of the registrant's common stock ($2.00 Par Value) was 177,301,668 at January 31, 1995. The aggregate market value of the voting stock held by nonaffiliates of the registrant amounted to approximately $5,860,000,000 at January 31, 1995.

               DOCUMENTS INCORPORATED BY REFERENCE

     Documents                           Part of Form 10-K Incorporated into
     ---------                           ------------------------------------
The Registrant's Notice of 1995
Annual Meeting of Stockholders
and Proxy Statement*                     Part III

*Such document is incorporated herein only to the extent specifically set forth in response to an item herein.

- -----------------------------------------------------------------------------
                      Exhibit Index Located on Page 70.

=============================================================================
The Chase Manhattan Corporation

=============================================================================
Financial Contents


- -----------------------------------------------------------------------------
      Management's Discussion and Analysis of Financial Condition and Results of Operations

 26   Summary of Selected Financial Data
 26   Overview of 1994
 27   Business Operations
 31   Consolidated Statement of Income Analysis
 34   Asset/Liability Management
 38   Trading Activities
 42   Capital Management
 43   Credit Risk Management

- -----------------------------------------------------------------------------
 50   Report of Independent Accountants

- -----------------------------------------------------------------------------
 50   Consent of Independent Accountants

- -----------------------------------------------------------------------------
 50   Report of Management

- -----------------------------------------------------------------------------
      The Chase Manhattan Corporation and Subsidiaries

 51   Consolidated Statement of Condition
 52   Consolidated Statement of Income
 53   Consolidated Statement of Changes in Stockholders' Equity
 54   Consolidated Statement of Cash Flows

- -----------------------------------------------------------------------------
      The Chase Manhattan Bank, N.A. and Subsidiaries

 55   Consolidated Statement of Condition

- -----------------------------------------------------------------------------
 56   Notes To Financial Statements

- -----------------------------------------------------------------------------
      Supplementary Financial Information

 78   Consolidated Summary of Quarterly Financial Information
 79   Net Interest Revenue Analysis--Taxable Equivalent Basis
 80   Average Balances, Interest and Average Rates--Taxable Equivalent
 82   Consolidated Analysis of Credit Loss Experience
 83   Selected Loan Maturities and Sensitivity to Changes in Interest Rates
 83   Financial Ratios
 84   Stockholder Data

- -----------------------------------------------------------------------------
 85   SEC Report on Form 10-K

Management's Discussion and Analysis of Financial Condition and Results of Operations
The Chase Manhattan Corporation and Subsidiaries

Summary of Selected Financial Data
- ---------------------------------------------------------------------------------------------------------------------------------
($ in millions, except per share data)                                                1994      1993      1992      1991      1990
- ---------------------------------------------------------------------------------------------------------------------------------
For the Year
Net Interest Revenue                                                              $  3,689  $  3,863  $  3,564  $  3,345  $  3,188
Provision for Possible Credit Losses                                                   500       995     1,220     1,085     1,300
Provision for Assets Held for Accelerated Disposition                                   --       884        --        --        --
Other Operating Revenue                                                              3,053     2,949     2,349     2,167     2,075
Other Operating Expenses                                                             4,472     4,202     3,868     3,783     4,094
Net Income (Loss) Before Adoption of SFAS 109                                        1,205       466       639       520      (334)
Cumulative Effect of Change in Accounting Principle                                     --       500        --        --        --
Net Income (Loss)                                                                    1,205       966       639       520      (334)
Net Income (Loss) Applicable to Common Stock                                         1,078       826       515       420      (417)
- ---------------------------------------------------------------------------------------------------------------------------------
Per Common Share
Net Income (Loss)                                                                 $   5.87  $   4.79  $   3.46  $   3.12  $  (3.31)
Cash Dividends Declared                                                               1.46      1.20      1.20      1.20      2.16
Dividend Payout Ratio                                                                 24.8%     24.7%     34.4%     38.3%      N/M
Common Stockholders' Equity at Year-End (Book Value)                              $  39.28  $  36.48   $ 32.25  $  30.62  $  29.54
Market Price at Year-End                                                             34.38     33.88     28.50     17.25     10.50
- ---------------------------------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding (in thousands)                                   183,636   172,334   148,726   134,759   125,944
- ---------------------------------------------------------------------------------------------------------------------------------
At Year-End
Loans                                                                             $ 63,038  $ 60,493  $ 62,558  $ 67,785  $ 74,727
Total Assets                                                                       114,038   102,103    95,862    98,197    98,064
Deposits                                                                            69,956    71,509    67,224    71,517    70,713
Intermediate- and Long-Term Debt                                                     5,070     5,641     6,913     6,612     6,527
Common Stockholders' Equity                                                          6,959     6,723     5,034     4,282     3,890
Total Stockholders' Equity                                                           8,359     8,122     6,511     5,324     4,732
- ---------------------------------------------------------------------------------------------------------------------------------
Profitability Ratios
Return on Average Total Assets                                                        1.01%*     .94%      .64%      .52%      N/M
Return on Average Common Stockholders' Equity                                        15.79     14.59     11.14     10.49       N/M
- ---------------------------------------------------------------------------------------------------------------------------------
Capital Ratios
Common Stockholders' Equity as % of Total Assets                                      6.10%*    6.58%     5.25%     4.36%     3.97%
Total Stockholders' Equity as % of Total Assets                                       7.33*     7.95      6.79      5.42      4.83
Tier 1 Leverage                                                                       7.37*     7.81      6.66      5.28      4.40
Tier 1 Capital as % of Net Risk-Weighted Assets                                       8.30      8.44      6.76      5.32      4.32
Total Capital as % of Net Risk-Weighted Assets                                       12.78     13.22     11.12      9.74      8.33
- ---------------------------------------------------------------------------------------------------------------------------------

N/M--As a result of the loss, these ratios are not meaningful.
*Excluding the impact of adopting FIN 39 on January 1, 1994, the comparable ratios would have been 1.10%, 6.56%,
 7.88% and 8.08%, respectively.


==============================================================================
Overview of 1994
The Chase Manhattan Corporation and Subsidiaries (Chase) earned net income of $1,205 million for 1994 ($5.87 per share), an increase of 25% from $966 million for 1993 ($4.79 per share).
Earnings
- --Return on common equity improved to 15.79%, up from 14.59% in 1993. Return on assets rose to 101 basis points, up from the 1993 level of 94 basis points.
- --Net income for 1994 of $1,205 million was $239 million higher than 1993 due to increases in most fee income categories and significantly improved asset quality. Offsetting these favorable impacts were a decline in net interest revenue, caused primarily by a rising interest rate environment, and a reduction in total trading revenue due to overall weakness in the global markets. Expenses for 1994 reflect continued investing for growth in Chase's core businesses.
- --Earnings per common share rose by $1.08 to $5.87 per share; the annual cash dividend per common share increased 22%, or $0.26 per share.

Asset Quality
- --Nonperforming assets continued to decline, with year-end 1994 balances 37% lower than year-end 1993.
- --The ratio of loan loss reserves to nonperforming loans rose to 214%, up from 135% at year-end 1993.
- --At December 31, 1994, the accelerated disposition portfolio that consisted of lower quality domestic commercial real estate assets was fully liquidated ahead of schedule. Chase exceeded the recovery goals established for this program.

Capital
- --During 1994, Chase increased its capital base primarily through retained earnings and subordinated debt issuances. At year-end 1994, the risk-based capital ratios of Tier 1 Capital and Total Capital were 8.30% and 12.78%, respectively, exceeding the minimum ratios specified by the Federal Reserve Board.

Building the Franchise
- --In September 1994, Chase further expanded its mortgage origination and servicing businesses through the acquisition of American Residential Holding Corporation (American Residential), which had a servicing portfolio of $15.4 billion at June 30, 1994 and operated 100 branches in 32 states.
- --In November 1994, Chase reached an agreement with the U.S. Trust Corporation (U.S. Trust) under which its securities processing businesses will be merged into Chase. These businesses are Unit Investment Trust Services, Institutional Asset Services and Mutual Fund Services.

Productivity Initiatives
- --A Voluntary Retirement Program was offered to 2,600 eligible employees, of which approximately 1,200 accepted. The cost of the program was $105 million ($65 million after-taxes).
- --Productivity initiatives, such as exiting from certain consumer activities overseas, regionalizing foreign operations and stream-lining the domestic infrastructure, resulted in $52 million ($32 million after-taxes) of fourth quarter 1994 operating expenses.
- --Management estimates these initiatives will reduce the future annual expense base by approximately $100 million.


=============================================================================
Business Operations
Chase is a global financial services company with a strong and diversified domestic base and has three interrelated franchises: global financial services, national consumer products, and regional banking. The Global Financial Services business serves the financial needs of wholesale issuer and investor clients through integrated delivery of global products and services. Retail businesses include the National Consumer Products business, which provides consumer credit products throughout the U.S., and the Regional Banking business, which primarily serves individuals and small-to-medium-sized businesses in New York, New Jersey and Connecticut. In addition to these core business groups, Real Estate Finance manages Chase's domestic commercial real estate loan portfolio and LDC Portfolio Management oversees Chase's remaining portfolio of previously refinanced LDC assets.
        The financial results of business operations are summarized below. Additional information on each of the core businesses is provided on the following pages.

- ----------------------------------------------------------------------------------------------------------------------------------
                                                      Net Income                  Average Assets                  Return on
                                                   ($ in millions)               ($ in billions)                Average Assets
                                                1994     1993     1992        1994     1993     1992        1994     1993     1992
- ----------------------------------------------------------------------------------------------------------------------------------
Global Financial Services                     $  565     $765     $430      $ 75.6    $58.9    $53.9         .75%    1.30%     .80%
Retail Businesses                                550      505      545        38.6     34.6     35.2        1.42     1.46     1.55
Real Estate Finance                               20     (765)    (465)        1.8      4.7      7.3        1.10   (16.39)   (6.37)
LDC Portfolio Management                          80      130       50         1.3      3.2      3.6        6.14     4.01     1.38
Unallocated Corporate Items                      (10)     331       79         1.5      1.3      0.4         N/M      N/M      N/M
- ----------------------------------------------------------------------------------------------------------------------------------
Total                                         $1,205     $966     $639      $118.8   $102.7   $100.4        1.01%     .94%     .64%
- ----------------------------------------------------------------------------------------------------------------------------------

N/M--not meaningful
Estimated results for Chase's major businesses are derived from internal accounting systems, which are continually refined to better reflect organizational performance. These systems allocate to each business: revenue, provision, expenses, assets, and liabilities as well as corporate overhead, operations expenses and systems development charges. They also incorporate processes for matching, within each business, assets and liabilities with similar maturity, liquidity and interest rate characteristics.
Chase also allocates common equity to each of its businesses based on credit risk, financial market risk, and operating and residual business risk. Prior years' business results have been restated to be consistent with 1994; restatements reflect changes in organizational structure, as well as ongoing refinements of allocation methodologies.

Unallocated Corporate Items reflect transactions not allocable to a specific business. Amounts for 1994 include $65 million of
Voluntary Retirement Program charges and a $70 million tax benefit from the reduction of the deferred federal income tax valuation allowance.  Amounts for 1993 and 1992 include tax benefits of $500 million related to the adoption of SFAS 109 and $120 million related to the utilization of available tax benefits, respectively, and other corporate charges.

Global Financial Services
Global Financial Services (GFS) serves the needs of its wholesale clients as they raise, invest, move and monitor their financial resources around the world. These clients include multinationals and local corporations, governments, financial institutions and high net worth individuals. GFS clients are diverse in geographic location, capital markets access and scope of international business. Many clients fall within specialized areas where Chase's tradition of industry expertise serves these customers' unique financing, investing and operating requirements. The GFS strategy represents a balance between pursuing preferred supplier relationships with major clients and building world class product capabilities in transaction and information services, global markets trading activities and underwriting, corporate finance, and individual investment services.
        Chase maintains a presence in key financial centers, including New York, London, Tokyo, Hong Kong and other major markets in North America, Asia, Europe, the Middle East and Latin America. Its network, spanning 50 countries, enables Chase to identify users and sources of capital on a global basis, and to serve the cross-border requirements of customers through integrated delivery across all its businesses.

- -----------------------------------------------------------------------------
Global Financial Services Results
- -----------------------------------------------------------------------------
                                                   Year Ended December 31,
- -----------------------------------------------------------------------------
($ in millions)                                  1994        1993        1992
- -----------------------------------------------------------------------------
Total Revenue                                  $3,165      $3,259      $2,764
Allocated Credit Loss Provision                    50         141         215
Total Expenses                                  2,223       1,962       1,866
Net Income                                        565         765         430
- -----------------------------------------------------------------------------
Return on Average Assets                          .75%       1.30%        .80%
Return on Allocated Equity                       15.2%       26.7%       12.9%
- -----------------------------------------------------------------------------

In 1994, GFS reported net income of $565 million, compared with $765 million in 1993. Results for 1994 were characterized by continued strong net interest revenue, significantly increased fee revenue, particularly in transaction and information services and private banking, and lower overall credit costs. These positive trends were offset by a weakness in trading revenue and by the effect of increased investments in certain key business areas. Higher asset levels for trading activities, including $8 billion arising from the adoption of FIN 39 described on page 39, contributed significantly to the 55 basis point decline in return on assets.
        GFS revenue of $3,165 million is diversified by geographic region, with a balance between the developed and emerging markets.


       [GRAPH 1]


GFS has continued to develop and enhance its flow of business from overseas customers and markets; in 1994, these activities generated 56% of GFS revenue, up from 50% in 1993. GFS activities in Asia and Europe remained a relatively consistent percentage of the total. Western Hemisphere revenue was positively affected by emerging markets trading activities early in the year.
        GFS revenue is also diversified by product, characterized by both stand alone and highly integrated product sales to deliver customized solutions for client needs. More than half of GFS revenue comes from products with a stable base of fee and deposit revenue, including transaction and information services, which accounted for 36% of total GFS revenues.


        [GRAPH 2]


While many of the GFS products are primarily provided in one business unit, given the integrated nature of these activities, there is not a one-for-one match between products and the businesses described below. Transaction and information services are provided by Chase InfoServ International and include revenue from certain trading activities linked to securities, payments and trade transactions. Trading products are provided by Global Markets; the business also generates investment banking revenue from its loan syndication, securities underwriting, and private placement activities. Loan portfolio revenue includes credit-related activities in all GFS customer segments. The investment banking product revenue includes fees from all corporate advisory products, including mergers and acquisitions, as well as gains from equity investments. Individual investment services include the deposit and fee-based services provided to Global Private Banking clients, but exclude other product revenue from that customer segment. Product revenue overlap, eliminated for financial reporting purposes, consists primarily of revenue accounted for by more than one product group. For example, foreign exchange revenue from a custody transaction is included in the revenue of both product groups. Also included here for both years is revenue from discontinued business activities, which is immaterial.
        These product activities are more fully described in the business descriptions that follow.

Global Client Management
During 1994, Chase combined its client management groups into the Global Client Management business, which is responsible for managing those corporate and institutional client relationships that buy multiple products from Chase. Central to all of these clients is the premise that their buying behavior and business strategies require an integrated relationship approach.
        Across Global Client Management, Chase seeks to be a preferred provider of financial services to relationship clients--integrating and selling the broad array of Chase products and deploying the global network to serve their international needs. Management believes that the strongest relationships are based on understanding the total financial services needs of Chase clients and on providing solutions to those needs. Responsibility for each relationship rests with the client executive, who coordinates delivery of all Chase capabilities.

        In those industries that are global in scope and in which industry knowledge is key to understanding clients' financial needs, Chase has organized along industry lines. These industry experts work with relationship managers throughout the Chase network to deploy industry knowledge globally.
        The combination of industry expertise, global network, product capabilities and customer franchise create the GFS competitive advantage as one of a limited number of financial service companies that can provide clients with solutions and ideas to address their overall global financial objectives. Global Client Management is a critical leverage point in bringing Chase's strengths to clients--combining them to create differentiated solutions to client needs.

Chase InfoServ International
Chase InfoServ International (InfoServ) helps corporate and institutional clients transfer and monitor financial resources throughout the U.S. and in major markets around the world. Transaction and information services include custody, cash management, payments, trade services, trust and other fiduciary services. At December 31, 1994, Chase was custodian or trustee for approximately $1.5 trillion in client assets. In 1994, total revenue from transaction and information services activities grew by 11% over 1993 levels, particularly due to growth in global custody product revenue.
        Global Securities Services (GSS) serves the requirements of global institutional investors, including mutual funds, insurance companies, pension funds, public retirement funds and foundations. Services include custody, trust services, safekeeping, portfolio reporting, securities lending and investment funds services. Pioneering the global custody product in the mid-1970s, GSS remains the market leader, with over $400 billion in assets under custody at December 31, 1994. Chase also meets the insurance industry's specialized operating requirements and is the leading provider of electronic premium collection and annuity payments. As discussed on page 26, the pending acquisition of U.S. Trust's securities processing businesses will add $300 billion of trust and custody assets, solidifying Chase's market leadership in this business. GSS revenue continued to improve in 1994 due to substantial growth in cross-border assets, particularly mutual and offshore fund customers, and the effect of new business volumes.
        InfoServ's Global Payments & Treasury Services (GPTS) provides a broad range of services including collection, payment, trade, information and investment services for corporations and financial institutions in the U.S.
and overseas. Chase continues to lead in ACH transaction volume, is a market leader in international money transfer, and is the largest U.S. dollar clearing bank in the world. In addition, Chase provides foreign currency clearing in select locations, including deutsche mark clearing in Germany and yen clearing in Japan. GPTS also contributed to InfoServ's revenue increase due to growth in value-added services and focus on large scale customized cash management solutions.
        For issuers of private and public debt, InfoServ's Institutional
Trust unit provides trust, agency and depository services to corporations, governments and municipalities around the world. Chase is a leading paying agent for municipal tax-exempt debt and a leading trustee in both the domestic corporate trust and Eurobond markets. In the U.S., the Institutional Trust business was ranked in the top four in 1994 in new public corporate debt issues (straight debt and medium-term notes), with an 8% market share.

Global Markets
Global Markets functions as an intermediary between issuers and investors in the foreign exchange and capital markets around the world. Issuer needs are met through primary market activities, including underwriting, private placement and loan syndication. In order to meet investor needs, as well as to provide support to primary market activities, Chase sells and trades a variety of public and private financial instruments in the U.S. and international markets. To provide clients with the ability to manage currency, interest rate, commodity, and other financial exposures, Global Markets designs and markets a broad range of derivative risk management products, including swaps, caps, floors and options.
        Chase is one of the leading providers of foreign exchange products, making a market in virtually all of the world's freely traded currencies.
Chase also has a leading position in emerging markets and in interest rate and commodity derivatives.
        Chase has been significantly building capital market and risk management product capabilities. Given the growing sophistication of clients' capital raising and investment strategies, Chase's integrated approach is designed to enable Chase to deliver solutions in the context of clients' total financial needs.
        Global Markets principal sources of revenue include foreign exchange, securities trading and derivatives. Trading and trading-related revenue totaled $702 million in 1994, down from $808 million in 1993, and up from $603 million in 1992. For additional information, refer to the Trading
Revenue and the Trading Activities sections on pages 32 and 38, respectively. Trading revenue derived from customer-related activities represents a significant portion of total trading revenue. Excluded from these revenues are investment banking revenue derived from Global Markets' loan syndication and private placement activities.

Global Portfolio Management
Global Portfolio Management (GPM) oversees credit risk activities across all GFS businesses, as described under the Credit Risk Management section beginning on page 43.
        The loan product continues to be an important part of Chase's overall preferred supplier relationships with issuer clients. Working closely with Global Client Management, GPM manages Chase's wholesale loan portfolio, specifically addressing issues of portfolio composition, risk-adjusted return and risk diversification.
        Revenue from the GFS loan portfolio totaled $656 million in 1994, compared with $700 million in 1993, largely due to lower loan volumes.

Investment Banking
In creating financial solutions for its clients, Chase acts in multiple roles, including financial advisor, underwriter, equity investor and agent. Through project finance, mergers and acquisitions, specialized financing activities and loan syndications, Chase generates advisory fees, net interest income and equity gains. Operating globally, these activities build upon Global Client Management areas of industry expertise and worldwide client reach.
        Chase maintains a top five position in global loan syndications and has gained particular recognition for its innovative transactions involving industrial and infrastructure projects in Eastern Europe, Latin America, Asia and the U.S. Chase's specialized financing activities have produced continuing revenue through gains from a diversified equity portfolio that has resulted from Chase's ongoing principal role in client transactions.
        Revenue from investment banking products provided to wholesale clients totaled $434 million in 1994, up from $420 million in 1993.

Global Private Banking
Global Private Banking provides a broad range of wealth management and investment management services for high net worth individuals worldwide. In addition to portfolio management, trust and estate planning, and custody accounts, Chase provides its clients with customized investment vehicles and risk management tools. Private banking clients also have access to the full range of Chase's global markets and investment banking resources.
        Chase makes available the Vista Family of Mutual Funds to a broad range of U.S. clients, and the Chase Vista Unit Trust Funds to clients outside the U.S. Chase is the investment advisor to these funds which include a variety of stock, bond and money market funds that invest in both U.S. and international markets.
        As of December 31, 1994, Global Private Banking's client assets under administration totaled $67 billion, up from $63 billion at year-end 1993. Revenue earned in 1994 from the individual investment services offered by Global Private Banking totaled $337 million, compared with $351 million in 1993.

Retail Businesses
Chase's Retail businesses, comprised of National Consumer Products and Regional Banking, provide branch banking with a focus in the N.Y. tri-state area, as well as consumer credit products and other financial services to retail customers nationwide. The Retail businesses strategy emphasizes product excellence, service quality, customer segmentation, and ease of access through multiple distribution channels.

- -----------------------------------------------------------------------------
Retail Businesses Results
- -----------------------------------------------------------------------------
                                                   Year Ended December 31,
- -----------------------------------------------------------------------------
($ in millions)                                  1994        1993        1992
- -----------------------------------------------------------------------------
Total Revenue                                  $3,231      $3,140      $3,153
Allocated Credit Loss Provision                   397         458         519
Total Expenses                                  1,979       1,866       1,743
Net Income                                        550         505         545
- -----------------------------------------------------------------------------
Return on Average Assets                         1.42%       1.46%       1.55%
Return on Allocated Equity                       23.0%       23.8%       25.4%
- -----------------------------------------------------------------------------

The Retail businesses contributed $550 million of net income in 1994, compared with $505 million in 1993. Results were positively impacted by strong mortgage servicing revenue growth and improved asset quality. These positive factors were offset by the changing market environment for mortgage originations and the competitive repricing of the credit card portfolio. Results for 1994 also included gains from the sale of regional banking businesses in Arizona and Florida. Further information on the gains is provided on page 32.
        The graph below presents total revenue contributed by National
Consumer Products and Tri-State Regional Banking, as well as revenue generated jointly by the product companies and regional banking in the tri-state area. (Excluded from this graph are the other retail business activities described on page 31.)

        [GRAPH 3]


The product company results for tri-state customers are reflected in both National Consumer Products and Tri-State Regional Banking. This product and geographic presentation creates an overlap that is eliminated for financial reporting purposes.


        [GRAPH 4]


Retail revenue is diversified by product; 42% of Retail revenue of $3,231 million in 1994 came from credit card, 21% from branch deposits, 14% from middle market and small business services, and 11% related to the mortgage business. Additional information on product revenue is included in the retail business descriptions below.

National Consumer Products
Chase's National Consumer Product companies offer credit cards, mortgages, auto finance, home equity loans, insurance, and investment products to targeted customer segments nationwide. National Consumer Products financial results included improved fee revenue in mortgage banking and lower credit losses in credit card and auto. Expenses were higher in 1994 due to the impact of expanding the mortgage business by the 1993 mid-year acquisition of Troy & Nichols, Inc. and the 1994 acquisition of American Residential.
        Through its BankCard Services unit, Chase is a leading provider of credit cards and unsecured revolving credit products in the U.S., with approximately $12 billion in revolving credit balances (including securitized assets).

        In 1994, BankCard Services responded to competitive pressures by repricing the interest rate charged to both new and existing customers. Although this action contributed to the decline in revenue of 7% compared with 1993, Chase expects it to have a positive impact on balance retention and market position. Furthermore, Chase is actively pursuing co-branding opportunities to offer customers credit cards with added value features.
        Chase is a major player in the U.S. residential mortgage market, both in originations and servicing. Chase ranked fourth in mortgage originations in 1994. At December 31, 1994, Chase's mortgage servicing portfolio was $66 billion, also ranking it among the largest servicers in the U.S. The acquisition of American Residential in September 1994, broadens Chase's geographic coverage and product offerings, while leveraging the existing production base. Chase is also a major securitizer of mortgage loans, securitizing approximately $8 billion in 1994. Chase's domestic residential mortgage portfolio continued its strong credit performance, substantially outperforming the industry average.
        A national program offering home equity lines of credit (HELOC) was launched in 1994 consistent with Chase's national product focus and strategy to build on existing product capability and client base.
        Chase Automotive Finance (CAF) is a national indirect auto lender with a focus on the luxury market; CAF has a leading share of this market in the U.S. Chase Manhattan Investment Services, Inc. provides investment services to targeted consumers in the U.S. In addition, initiatives in the insurance product group increased multi-product offerings to specific customer segments.

Tri-State Regional Banking
Tri-State Regional Banking provides a full range of commercial and consumer banking products to consumers, small businesses and middle market companies, including residents of all income levels, located in the New York, New Jersey and Connecticut marketplace. At the end of 1994, Tri-State Regional Banking had total loans of $12 billion and deposits of $21 billion.
        Regional Banking focuses on meeting the evolving financial services needs of its customers. Delivery of distinctive "product value" packages for each segment is accomplished through the integrated efforts of segment, distribution channels, and product company capabilities. The strategy emphasizes the ability to provide customers with full access to their entire Chase relationship whenever and wherever they decide to access Chase.
        The Tri-State Regional Bank's distribution network consists of 324 full-service branches, including 49 branches in Connecticut, and 690 ATM units. In addition, Chase is investing in the development of a broad range of delivery systems utilizing state of the art technology. This is geared to materially enhance revenue streams and at the same time, reduce overall service and delivery costs.
        Earnings in 1994 were down slightly due to lower consumer credit product earnings, offset by better asset quality, improved deposit spreads and higher levels of investment banking revenue.

Other Retail Businesses
In addition to National Consumer Product companies and Tri-State Regional Banking, Chase conducts other retail business activities. These include consumer banking operations in Maryland, Panama, the Virgin Islands and Hong Kong. These activities are not material to Chase's results.

Real Estate Finance
Real Estate Finance manages Chase's domestic commercial real estate portfolio, other than the continuing real estate business in Tri-State Regional Banking. Its assets include commercial real estate loans, owned real estate and in-substance foreclosure assets. Discontinued real estate activities have been substantially reduced with the liquidation of the accelerated disposition portfolio that was initiated in March 1993. In 1994, net income for Real Estate Finance was $20 million, compared with net losses of $765 million in 1993 and $465 million in 1992.

LDC Portfolio Management
LDC Portfolio Management is the component of Chase that oversees the previously refinanced loan portfolio of cross-border extensions of credit to refinancing countries. The business unit reported net income of $80 million in 1994, compared with $130 million in 1993 and $50 million in 1992.


============================================================================
Consolidated Statement of Income Analysis

- -----------------------------------------------------------------------------
Net Interest Revenue--Taxable Equivalent Basis
- -----------------------------------------------------------------------------
                                                   Year Ended December 31,
- -----------------------------------------------------------------------------
($ in millions)                                  1994        1993        1992
- -----------------------------------------------------------------------------
Net Interest Revenue:
  Domestic                                    $ 2,684     $ 2,983     $ 2,793
  Overseas                                      1,030         909         810
- -----------------------------------------------------------------------------
Total                                         $ 3,714     $ 3,892     $ 3,603
- -----------------------------------------------------------------------------
Average Earning Assets:
  Domestic                                    $64,759     $59,565     $61,442
  Overseas                                     30,723      30,286      26,675
- -----------------------------------------------------------------------------
Total                                         $95,482     $89,851     $88,117
- -----------------------------------------------------------------------------
Net Interest Margin:
  Domestic                                       4.14%       5.01%       4.55%
  Overseas                                       3.35%       3.00%       3.04%
- -----------------------------------------------------------------------------
Net Interest Margin                              3.89%       4.33%       4.09%
- -----------------------------------------------------------------------------

Net interest revenue includes interest earned on interest-earning assets less interest expense incurred on interest-bearing liabilities as well as such items as loan fees and cash interest collections on nonaccrual loans.
        Excluding the 1993 revenue realized from the sale of Brazilian and Argentine past due interest (PDI) bonds and $48 million of interest payments on Brazilian cross-border nonaccrual loans, net interest revenue of $3,714 for 1994 was essentially unchanged compared with 1993. Net interest revenue for 1994 reflected a higher volume of interest-earning assets and a reduction in the cost of carrying nonperforming assets and assets held for accelerated disposition, offset by reduced interest rate spreads. Excluding the 1992 interest payments on Brazilian nonaccrual loans of $64 million, net interest revenue for 1994 was up $175 million, or 5%, compared with 1992 due to the higher level of interest-earning assets, partially offset by a decline in net interest rate spread. Average nonperforming loans were $0.9 billion for 1994, compared with $2.5 billion in 1993 and $4.4 billion in 1992.
        Net interest margin, defined as net interest revenue--taxable equivalent basis divided by average gross interest-earning assets, was 3.89% for 1994. Excluding the effect of the sale of PDI bonds in 1993 and the Brazilian interest payments discussed above, the net interest margin in 1993 and 1992 would have been 4.10% and 4.02%, respectively. The net interest margin decline in 1994 primarily reflected the effect of a rising interest rate environment as well as increased competition on loan pricing in certain businesses and a change in composition of average interest-earning assets. Average interest-earning assets increased approximately $5.6 billion, from $89.9 billion in 1993 to $95.5 billion in 1994, due primarily to growth in securities and other liquid assets to support trading businesses. Management expects such factors to continue to impact net interest margin in 1995.

Provision for Possible Credit Losses
In 1994, the provision for possible credit losses was $500 million compared with $995 million for 1993 (excluding the accelerated disposition portfolio) and $1,220 million for 1992. The lower levels of provision reflect improved credit quality and the decline in net loan charge-offs.
        A discussion of Chase's 1994 credit risk management policies and performance and the reserve for possible credit losses is presented in the Credit Risk Management section beginning on page 43.

- -----------------------------------------------------------------------------
Other Operating Revenue
- -----------------------------------------------------------------------------
                                                    Year Ended December 31,
- -----------------------------------------------------------------------------
($ in millions)                                  1994        1993        1992
- -----------------------------------------------------------------------------
Fees and Commissions:
  Consumer Banking                             $  638      $  457      $  549
  Trust and Fiduciary                             567         465         407
  Investment Banking                              233         194         200
  Other                                           438         446         426
- -----------------------------------------------------------------------------
Total Fees and Commissions                      1,876       1,562       1,582
- -----------------------------------------------------------------------------
Trading Revenue:
  Foreign Exchange Trading                        280         356         327
  Trading Account                                 271         360         141
- -----------------------------------------------------------------------------
Total Trading Revenue                             551         716         468
- -----------------------------------------------------------------------------
All Other Operating Revenue:
  Investment Securities Gains                     105          47          13
  Asset Securitizations and Loan Sales              1          98         126
  Corporate Finance-Related
    Investment Gains                              215         259         125
  Accelerated Disposition
    Portfolio Gains                               104         291          --
  Other                                           201         (24)         35
- -----------------------------------------------------------------------------
Total All Other Operating Revenue                 626         671         299
- -----------------------------------------------------------------------------
Total Other Operating Revenue                  $3,053      $2,949      $2,349
- -----------------------------------------------------------------------------

Fees and Commissions
Fees and commissions increased $314 million, or 20%, from 1993 and $294 million, or 19%, from 1992, reflecting improvement in all major categories of fees and commissions. Consumer banking fees, which include credit card fees, service charges on deposits and fees on other consumer products, such as retail insurance and mortgage products, increased 40% and 16% over 1993 and 1992, respectively. Mortgage banking fees improved substantially compared with 1993 and 1992 due to a higher level of mortgage servicing and the absence of write-downs of mortgage servicing assets in 1994. Due to industry-wide high levels of mortgage refinancing activity in prior years, Chase recorded $147 million of accelerated mortgage servicing write-downs in 1993 and $41 million in 1992.
        Trust and fiduciary fees in 1994 increased 22% and 39% over 1993 and 1992, respectively, due to the growth in client assets under management in both the transaction and information services and Global Private Banking businesses, particularly in the emerging and expanding overseas markets and the Vista Family of Mutual Funds. In addition, these businesses experienced increased transaction volumes, particularly in the Global Securities Services business.
        Investment banking revenue from corporate finance activities increased 20% compared with 1993 and 17% compared with 1992 due to higher levels of loan syndications, mergers and acquisitions, and project finance activities.
        Other fees and commissions, primarily fees on international bank services, including fees on letters of credit, bankers' acceptances and service charges on wholesale deposit accounts, were essentially unchanged, compared with the previous two years.

Trading Revenue
Total trading revenue for 1994 was $551 million compared with $716 million for 1993 and $468 million for 1992. In early 1994, the securities trading and underwriting business realized substantial revenue from the sale of emerging markets trading positions as well as the recognition of market valuation gains that arose when certain Brazilian loans were exchanged for securities pursuant to the Brazilian debt restructuring. However, several factors contributed to the decline in 1994 trading revenue, the most significant of which was the overall weakness in the global securities and derivatives markets throughout most of the year. In addition, the devaluation of the Mexican peso in December 1994, and the subsequent deterioration of the emerging markets, adversely affected trading revenue in the fourth quarter, as did the failure by a few counterparties to perform fully their obligations under derivative contracts.
        The difficult market conditions have continued into early 1995. Although Chase has reduced its exposure to the emerging markets, Management believes that trading revenue in 1995, particularly in the first quarter, is likely to be adversely affected by these conditions.
        For additional information, refer to the Trading Activities section beginning on page 38.

All Other Operating Revenue
Net realized gains from the sales of investment securities available for sale increased $58 million and $92 million, compared with 1993 and 1992, respectively, due to the sale of Brady bonds. There were no sales of securities from the held to maturity portfolio.
        Chase continued to realize significant gains from the disposition of U.S. and foreign corporate finance-related investments, other investments and securities received from loan restructurings.
        In 1994, Chase recognized $104 million of net gains from repayments and sales of assets held for accelerated disposition, compared with $291 million for 1993. This portfolio was fully liquidated by year-end 1994.
        Other revenue for 1994 included gains of $29 million from the fourth quarter sale of the deposit-taking business of Chase Bank of Florida, $53 million from the sale of mortgage servicing rights ($31 million in the fourth quarter) and $55 million from the sale of Chase Bank of Arizona. Other revenue for 1993 included a net gain of $30 million from intended or completed productivity initiatives, such as the disposition of several business investments, including the sale of a 46% interest in Manhattan Card Co. Limited in Hong Kong. In addition, the sales of refinancing countries' loans and Mexican Brady bonds of approximately $1.3 billion and write-downs of Mexican par bonds to fair value prior to their transfer to Investment Securities Available for Sale resulted in a net loss of $28 million reflected in Other Revenue in 1993. Other revenue for 1992 included gains of $27 million from the disposition of warrants.



- -----------------------------------------------------------------------------
Other Operating Expenses
- -----------------------------------------------------------------------------
                                                    Year Ended December 31,
- -----------------------------------------------------------------------------
($ in millions)                                  1994        1993        1992
- -----------------------------------------------------------------------------
Salaries and Employee Benefits                 $2,422      $2,077      $1,916
Net Occupancy                                     395         404         383
Equipment Rentals, Depreciation
  and Maintenance                                 307         298         285
Other Real Estate (ORE)                             7         213         122
Other Expenses                                  1,341       1,210       1,162
- -----------------------------------------------------------------------------
Subtotal                                        4,472       4,202       3,868
- -----------------------------------------------------------------------------
Provision for Other Real Estate
  Held for Accelerated Disposition                 --         318          --
- -----------------------------------------------------------------------------
Total Other Operating Expenses                 $4,472      $4,520      $3,868
- -----------------------------------------------------------------------------

Other operating expenses, excluding ORE expenses and the provision for ORE held for accelerated disposition, were $4,465 million for 1994, compared with $3,989 million and $3,746 million for 1993 and 1992, respectively. The increase in expenses in 1994 resulted from the funding of business growth opportunities, particularly in Chase's Global Securities Services, National Consumer Products and Global Markets activities, as well as from the fourth quarter 1994 Voluntary Retirement Program and productivity initiatives. Chase's expense to revenue ratio for 1994 was 66%. More specifically, as previously mentioned, amounts for 1994 include productivity initiative expenses of $105 million for a Voluntary Retirement Program and $52 million related to other productivity initiatives, such as exiting from certain consumer activities overseas, regionalizing overseas branch operations and streamlining the domestic infrastructure. Management estimates that these actions will reduce the future annual expense base by approximately $100 million. Although Management has undertaken these fourth quarter 1994 initiatives as well as other efforts to control expenses, it is unlikely that the expense to revenue ratio will decline significantly in 1995.

Salaries and Employee Benefits
Salaries and employee benefits in 1994 increased 17% compared with 1993, and were 26% higher than 1992, primarily as a result of the previously mentioned productivity initiatives, the cost of funding business growth opportunities, increased compensation related to higher earnings and the third quarter acquisition of American Residential.
        Expenses for 1994 and 1993 included an additional $22 million and $30 million, respectively, related to the 1993 adoption of Statement of Financial Accounting Standards (SFAS) 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."
        Chase's full-time equivalent employees at December 31, 1994 reflects the acquisition of American Residential and the decline attributable to the Voluntary Retirement Program, while the 1993 number reflects the acquisition of Troy & Nichols, Inc.

- -----------------------------------------------------------------------------
Number of Full-Time Equivalent Employees
- -----------------------------------------------------------------------------
                                                          December 31,
                                                 1994        1993        1992
- -----------------------------------------------------------------------------
Domestic Offices                               26,972      25,970      25,310
- -----------------------------------------------------------------------------
Overseas Offices:
  Asia                                          3,330       3,230       3,390
  Europe, the Middle East                       3,690       3,230       3,210
    and Africa
  Western Hemisphere                            1,782       1,960       2,630
- -----------------------------------------------------------------------------
  Total Overseas Offices                        8,802       8,420       9,230
- -----------------------------------------------------------------------------
  Total Employees                              35,774      34,390      34,540
- -----------------------------------------------------------------------------

ORE Expenses
ORE expenses include valuation losses, operating expenses and net gains or losses realized upon the sale of such properties. Expenses for 1994 were down significantly, compared with 1993 and 1992, due to the corresponding decline in ORE assets. Such assets were $257 million, $905 million and $1,147 million at December 31, 1994, 1993 and 1992, respectively. The level of such expenses for 1993 was higher than 1992 largely due to an accrual for valuation losses related to ORE transactions that closed in 1994.

Other Expenses
Other expenses for 1994 increased 11% and 15% compared with 1993 and 1992, respectively, due to expanded marketing programs in support of certain businesses, particularly credit card and transaction and information services. Included in 1993 expenses were charges of $45 million for business-related investments, primarily costs associated with expanding dealer trading activities, principally in Europe, data center consolidations and enhanced information systems. For additional information, refer to Note 20 of Notes to Financial Statements.

- -----------------------------------------------------------------------------
Provision for Income Taxes
- -----------------------------------------------------------------------------
                                                     Year Ended December 31,
- -----------------------------------------------------------------------------
($ in millions)                                  1994        1993        1992
- -----------------------------------------------------------------------------
Provision                                        $565        $265        $186
Effective Tax Rate                                 32%         36%         23%
- -----------------------------------------------------------------------------

The increase in the provision for income taxes in 1994 over 1993 and 1992 was due to higher earning levels. In the fourth quarter of 1994, the federal deferred tax valuation allowance was reduced by $70 million due to a reassessment of the ultimate recovery of such deferred tax assets. Excluding the tax benefits applicable to the 1993 special provisions for the accelerated disposition portfolio, Chase's tax provision for 1993 would have been approximately $575 million. Income taxes for 1992 reflected the utilization of available income tax benefits of $120 million.
        In 1993, Chase adopted SFAS 109, "Accounting for Income Taxes," resulting in a $500 million net benefit reflected as a cumulative effect of a change in accounting principle.
        For additional information, refer to Note 10 of Notes to Financial Statements.

===============================================================================
Asset/Liability Management

Overview
Asset/liability management (ALM) is an important ongoing process that requires the management of both liquidity risk and interest rate risk. The policies and guidelines for management of Chase's liquidity and interest rate risks are established by Chase's Asset/Liability Management Committee (ALMAC). ALMAC is composed of senior market risk managers and key business sector executives and is chaired by Chase's Chairman and Chief Executive Officer. ALMAC sets limits on potential earnings fluctuations that could arise from the interest rate risk of on- and off-balance sheet accrual positions. ALMAC monitors exposures in view of market developments and Chase's financial condition, sets guidance for interest rate risk management decisions and monitors liquidity and capital adequacy.

Liquidity Risk Management
Chase manages liquidity to achieve two principal objectives. One is to ensure that The Chase Manhattan Corporation (the Company) and its subsidiaries have sufficient liquid assets to meet the normal transaction requirements of their customers and to provide a cushion against unforeseen liquidity needs. The second is to maintain a stable, cost-effective, relationship-based source of financing that is diversified over geographic locations and customer segments. Chase's financing is built on a strong base of customer deposits from its strategic businesses.
        The Company also finances itself with a mixture of common and preferred stock, intermediate- and long-term senior and subordinated debt and commercial paper.
        On October 28, 1994, the Company entered into a $750 million revolving credit agreement that expires on October 27, 1995, replacing a previous $750 million agreement that expired on October 28, 1994. No borrowings have ever been made under either of these credit facilities.
        In managing liquidity, Chase takes into account the various legal limitations on the extent to which banks may pay dividends to their parent companies or finance or otherwise supply funds to certain of their affiliates. For additional information, refer to Note 24 of Notes to Financial Statements.

Assets
Chase's primary liquidity sources include a large portfolio of assets, including cash and due from banks, interest-bearing deposits placed with banks, federal funds sold and securities purchased under resale agreements, trading account assets and investment securities available for sale. At December 31, 1994, these assets totaled $39.0 billion, or approximately $31.1 billion before the effect of the adoption of FIN 39, as discussed on page
42, compared with $32.6 billion at December 31, 1993. During 1994, Chase maintained an average liquid asset ratio of 42% of average total assets. Adjusting for the effect of FIN 39, the average liquid asset ratio in 1994 would have been 36% compared with 32% for 1993. Chase also had approximately $1.7 billion and $2.9 billion of loans secured by 1-4 family residential properties and other consumer loans held for sale at December 31, 1994 and 1993, respectively. In addition, Chase could raise additional funding through the securitization of its other consumer loans.

Investment Securities
On December 31, 1993, Chase adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investment securities to be classified as available for sale or held to maturity.
SFAS 115 changed the accounting for investment securities available for sale from the lower of cost or market to fair value. Certain securities of approximately $1 billion, previously classified as Loans, were reclassified to Investment Securities Available for Sale on December 31, 1993 as a result of the adoption of SFAS 115.
        At December 31, 1994, net unrealized losses in the investment securities held to maturity portfolio were $30 million, compared with net unrealized gains of $33 million at December 31, 1993. This decline in value was attributable to the rise in domestic interest rates during 1994. With respect to those investment securities that are available for sale and carried at fair value, the net unrealized losses reflected in stockholders' equity, net of taxes, was $35 million at December 31, 1994, compared with net unrealized gains, net of taxes, of $264 million at December 31, 1993. This decrease resulted from various factors, including declines in values due to rising interest rates as well as political and economic factors that negatively impacted the value of securities, particularly securities of emerging markets, and the realization of net gains. For additional information, refer to Note 8 of Notes to Financial Statements.

Interest-Bearing Deposits Placed with Banks
Chase places deposits with other banks primarily for earnings and liquidity purposes. At December 31, 1994, deposit balances placed with banks increased to $6.8 billion from the December 31, 1993 level of $5.3 billion. The average balance of such deposits was $7.2 billion for 1994, up from $6.8 billion for 1993.

Liabilities
Deposits represent Chase's principal source of funds. Retail deposits represent a large portion of Chase's funding; however, a growing level of deposits has been raised from corporate and institutional clients. Chase's distribution network in the New York tri-state area represents an important deposit base and, in conjunction with the other funding sources, such as the issuance of intermediate- and long-term debt and commercial paper, has provided diversified sources of funds. The following sections give details on Chase's deposits, short-term funds borrowed and intermediate- and long-term debt.

Deposits
Chase's deposit base consists of demand deposits, certificates of deposit, savings and money market accounts and other time deposits. Total deposits were $70.0 billion at December 31, 1994, compared with $71.5 billion at December 31, 1993. Domestic deposits totaled $33.3 billion at year-end 1994, down from $40.5 billion at year-end 1993. Contributing to the domestic deposits decrease were the sale of certain retail deposits, continued decreases in brokered certificates of deposits, a decline in year-end float balances and a reduction in certain custody and institutional customer balances compared with the relatively high levels maintained at year-end 1993.

- -----------------------------------------------------------------------------
Maturity Distribution of Time Deposits of
$100,000 or More
- -----------------------------------------------------------------------------
                                                      December 31, 1994
- -----------------------------------------------------------------------------
                                              Certifi-      Other
                                             cates of        Time
($ in millions)                               Deposit    Deposits       Total
- -----------------------------------------------------------------------------
Domestic Offices
  3 Months or Less                             $1,495     $ 2,081     $ 3,576
  Over 3 Through 6 Months                         393          15         408
  Over 6 Through 12 Months                        417           2         419
  Over 12 Months                                  712         210         922
- -----------------------------------------------------------------------------
Total Domestic Offices                         $3,017     $ 2,308     $ 5,325
- -----------------------------------------------------------------------------
Total Overseas Offices                         $3,315     $23,059     $26,374
- -----------------------------------------------------------------------------

Overseas deposits of $36.7 billion at year-end 1994 were up $5.7 billion compared with 1993 due to increased custody deposits and deposits from corporate and institutional clients, primarily attributed to Chase's credit upgrades and increased wholesale deposit-raising activities. Deposits by foreign customers in domestic offices at year-end 1994 and 1993 were $4.1 billion and $3.6 billion, respectively.

Short-Term Funds Borrowed
Short-term funds borrowed consists of federal funds purchased, securities sold under repurchase agreements, commercial paper and other short-term borrowings. Federal funds purchased represents overnight funds. Securities sold under repurchase agreements generally mature between one day and three months and commercial paper is issued with maturities of not greater than 270 days. Other short-term borrowings consist principally of term federal funds purchased, notes payable and funds borrowed in overseas offices, with original maturities of one year or less.
        Average outstandings increased in 1994 for Federal Funds Purchased and Securities Sold Under Repurchase Agreements compared with 1993, as a result of the growth in trading business-related activities.

- -----------------------------------------------------------------------------
Selected Short-Term Funds Borrowed
- -----------------------------------------------------------------------------
($ in millions)                                  1994        1993        1992
- -----------------------------------------------------------------------------
Federal Funds Purchased and
  Securities Sold Under
  Repurchase Agreements:
Balance at End of Year                        $ 9,312     $ 7,890     $ 6,961
Daily Average Balance
  Outstanding During Year                      15,265      11,269      11,453
Maximum Balance Outstanding
  as of Any Month-End
  During Year                                  19,587      13,334      14,811
Daily Average Interest Rate
  During Year*                                   4.97%       5.06%       5.11%
Average Interest Rate on
  Balance at End of Year*                        5.48        6.14        5.00
- -----------------------------------------------------------------------------
Commercial Paper of
  the Company:
Balance at End of Year                        $ 1,779     $ 1,521     $ 1,186
Daily Average Balance
  Outstanding During Year                       1,668       1,535       1,121
Maximum Balance Outstanding
  as of Any Month-End
  During Year                                   1,925       1,839       1,296
Daily Average Interest Rate
  During Year                                    4.24%       3.12%       3.60%
Average Interest Rate on
  Balance at End of Year                         5.61        3.14        3.27
- -----------------------------------------------------------------------------
Other Short-Term Borrowings:
Balance at End of Year                        $ 2,884     $ 1,813     $ 1,774
Daily Average Balance
  Outstanding During Year                       2,600       1,824       2,162
Maximum Balance Outstanding
  as of Any Month-End
  During Year                                   3,911       2,249       3,152
Daily Average Interest Rate
  During Year*                                  37.66%      81.35%      44.02%
Average Interest Rate on
  Balance at End of Year*                        6.22       58.07       29.63
- -----------------------------------------------------------------------------

*The average interest rates denoted above reflect the high levels of local interest rates prevailing in certain Latin American countries with highly inflationary economies. The 1994 rates reflect lower interest rates due to the significant decrease in Brazilian inflation beginning in the third quarter of 1994.

Intermediate- and Long-Term Debt
To supply term liquidity, Chase has a medium-term note program that provides for the ongoing issuance of senior and subordinated medium-term notes with maturities of nine months or longer. During 1994, Chase issued approximately $459 million of subordinated debt. The proceeds from these issuances were used for general corporate purposes and to retire higher priced existing debt. For maturities of intermediate- and long-term debt, refer to Note 9 of Notes to Financial Statements.
        Moody's and Standard & Poor's, both public rating agencies, upgraded their ratings on the Company's senior debt securities and other obligations, primarily as a result of Chase's improved capital and liquidity position, lower level of nonperforming assets and growth in earnings. These upgrades should enable the Company to continue to issue debt at attractive rates of interest.

- -----------------------------------------------------------------------------
Debt Ratings
- -----------------------------------------------------------------------------
                                                          December 31,
                                                 ----------------------------
The Chase Manhattan Corporation                  1994        1993        1992
- -----------------------------------------------------------------------------
Moody's
    Senior                                       A3          Baa1        Baa2
    Subordinated                                 Baa1        Baa2        Baa3
Standard & Poor's
    Senior                                       A           A-          BBB+
    Subordinated                                 A-          BBB+        BBB
- -----------------------------------------------------------------------------

On January 13, 1995, Moody's upgraded its rating of the Company's senior debt to A2 and subordinated debt to A3.

Interest Rate Risk Management

ALM Risk Management
Chase's net interest revenue is affected by fluctuations in market interest rates as a result of timing differences in the repricing of its assets and liabilities. These repricing differences are quantified in specific time intervals and are referred to as interest rate sensitivity gaps. Chase manages the interest rate risk of current and future earnings to a level that is consistent with Chase's mix of businesses and seeks to limit such risk exposure to a percentage of earnings and common stockholders' equity. The objective in managing interest rate risk is to support the achievement of business strategies, while protecting earnings and liquidity.
        Management of interest rate risk focuses on both tactical (18 months or less) and structural (beyond 18 months) time frames. Chase has established interest rate risk limits based on an Earnings at Risk (EAR) concept. EAR measures the potential adverse impact on earnings from a given change in the yield curve, which is statistically determined based on past interest rate movements. EAR is calculated by multiplying the gap between asset and liability maturities/repricings by this change in the yield curve. In the tactical time horizon, EAR is measured for each calendar quarter assuming a change in this yield curve over one month that would encompass approximately 97.5% of the range of potential unfavorable outcomes. Longer term structural exposure is similarly measured using a 3-month time horizon and then expressed on a present value basis.
        EAR limits are established by ALMAC to control the extent of Chase's interest rate risk exposure. The tactical risk limit is set in terms of a percentage of core net income, while the structural risk limit is set in terms of a percentage of common stockholders' equity. Compliance with established limits is monitored by ALMAC and Chase's interest rate risk profile is presented to the Board of Directors at each Board meeting. EAR assesses Chase's interest rate risk based on current positions. Chase supplements this measure with the use of simulation techniques. Simulations enable Management to assess Chase's interest rate risk from both the current position and forecasted positions assuming new business over a variety of interest rate environments.
        Chase's interest rate sensitivity is to changes in both U.S. dollar and foreign currency interest rates. Foreign currency interest rate sensitivity, in general, is limited to the tactical time horizon. Chase uses both cash instruments and derivative contracts, primarily interest rate swaps, as well as currency exchange agreements, forward, futures and purchased option and option-related contracts, principally to manage the timing differences in repricing characteristics arising from its customer-related assets and liabilities. Derivative contracts used for ALM purposes are linked to assets, liabilities or groups of similar assets and liabilities and are specifically related to balance sheet management strategies. Correlation and hedge effectiveness tests between the derivative contracts and the linked balance sheet positions are also performed.
        Correlation and hedge effectiveness assessments statistically support the price/value relationship between the hedge instrument and the underlying balance sheet position. At inception, a historical correlation of at least
80% must exist between the price changes of the derivative contracts and the balance sheet position hedged by such derivative contracts. Typically, slightly over two years of price change data are measured at four-week nonoverlapping intervals and a simple ordinary least squares regression analysis is performed to determine initial correlation. Over the life of the hedge, the ratio between the cumulative change in value of the derivative contracts and the cumulative change in value of the hedged balance sheet position is monitored to assure that the hedge relationship continues. In implementing its strategy, Chase does not use derivative contracts with leverage features.
        Chase had $50 billion and $17 billion of notional swap principal and other derivative contracts outstanding, respectively, related to ALM activities at December 31, 1994, compared with $37 billion and $14 billion of notional swap principal and other derivative contracts outstanding, respectively, at December 31, 1993. Contract or notional amounts of these derivative contracts, which are not included in the Consolidated Statement of Condition, are indicators of the level of Chase's derivative usage and do not represent potential credit or market risk associated with such positions.

Interest Rate Risk Measurement
During 1994, the quarterly exposures in the tactical time frame averaged
1.8% of quarterly core net income and the structural time frame exposure averaged 2.1% of common stockholders' equity.
        The following chart provides a quantification of Chase's interest rate sensitivity gap as of December 31, 1994, based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others. As shown in the chart below, at December 31, 1994, assuming no Management action, Chase's near-term interest rate risk is to a rising rate environment, that is, net interest revenue would be expected to be adversely affected by a rise in interest rates above the rates embedded in the current yield curve. Over the first nine months of 1995, approximately 50% of Chase's interest rate sensitivity is related to changes in foreign interest rates, primarily in Europe and Asia. Conversely, interest rate risk exposure in the structural time frame is to a declining rate scenario, principally due to Chase's high level of core wholesale and consumer deposits which exceed the level of fixed-rate assets. This chart illustrates the impact of including and excluding the related derivative products on these gaps. This chart also displays only a static view of Chase's interest rate sensitivity gap and does not capture the dynamics of balance sheet, rate and spread movements nor Management's actions that may be taken to manage this position.


           [Graph 5]

Notes to chart:
(1) Cumulative interest rate gaps are defined as the average cumulative fixed rate positions (assets less liabilities) for a given calendar period.
    The gaps measure the time weighted dollar equivalent volume of positions fixed for a particular calendar period. The gap positions reflect a stock concept, rather than the traditional flow concept as measured by runoff. For example, a $100 million certificate of deposit made on Jan. 1 and maturing on Feb. 28 would have a gap impact of $66 million ($100 million x 59 days/90 days) in the 1 to 3 month repricing time frame.
(2) Variable rate balances are reported based on their repricing dates. Fixed rate balances are reported based on their scheduled contractual maturity dates, except for certain investment securities and loans secured by 1-4 family residential properties that are based on anticipated prepayments. Given the indeterminate date of any sales, investment securities that may be sold prior to maturity are similarly reported, depending on their variable or fixed rate terms.
(3) Prime-priced loans are considered as 1 to 3 month assets, fixed-rate credit card receivables are reported based on a declining schedule over a five-year period, while stockholders' equity is assigned a 5-year maturity.
(4) Trading Account Assets are considered overnight assets.
(5) Core demand deposits, noninterest-bearing time deposits, savings accounts and money market accounts are classified as 7-year maturities. The balance, or noncore portions of these deposits, are tranched from overnight to 1-year maturities. The interest rate sensitivity assumptions presented for these deposits are based on historical and current experiences regarding product portfolio retention and interest rate repricing behavior.


The following table summarizes certain of Chase's assets and liabilities at December 31, 1994, the corresponding interest revenue earned on such assets or interest expense incurred on such liabilities for the year ended December 31, 1994, as well as the notional or contract amounts of the related linked deriviative contracts used for ALM purposes. Also disclosed is the favorable or unfavorable percentage impact these derivative contracts had on the related interest revenue or expense amounts reflected in Chase's Consolidated Statement of Income. As shown, Chase's use of derivative contracts reduced interest expense on deposits and intermediate- and long-term debt and interest revenue on placings and investment securities by the percentages indicated.

- ----------------------------------------------------------------------------------------------------------------------------------
Derivative Contracts and Related Linked Balance Sheet Positions and Interest Revenue (Expense)
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Year Ended
                                                                                         Contract/            December 31, 1994
                                                                                      Notional Amount          Income Statement
                                                                                   ---------------------    ----------------------
                                                                     Published                              Published    Favorable
                                                                       Balance     Interest        Other     Interest (Unfavorable)
                                                                         Sheet         Rate          ALM      Revenue   Percentage
($ in millions)                                                         Amount        Swaps    Contracts*    (Expense)      Impact**
- ----------------------------------------------------------------------------------------------------------------------------------
December 31, 1994
Interest-Bearing Deposits Placed with Banks                            $ 6,791      $    --      $   300      $   498           (1)%
Investment Securities                                                    7,219        1,000        2,700          669           (2)
Loans                                                                   63,038       12,400        1,300        5,270           --
Deposits                                                                69,956       33,700       12,000       (2,326)           9
Intermediate- and Long-Term Debt                                         5,070        3,100        1,000         (312)          17
                                                                                    --------------------
                                                                                    $50,200      $17,300
- ----------------------------------------------------------------------------------------------------------------------------------

 *Includes currency exchange agreements, forward, futures and purchased options and option-related contracts.
**Represents the favorable (unfavorable) percentage impact of ALM derivative contracts on the related interest revenue or interest expense amount prior to the impact of derivative contracts.

The following table summarizes the outstanding ALM contract/notional amounts of interest rate swaps and other ALM contracts at December 31, 1994, by yearly intervals. The decrease in notional amounts from one period to the next period represents maturities of the underlying contracts. At December 31, 1994, the weighted average durations of receive fixed swaps and pay fixed swaps were approximately 2.4 years and 1.3 years, respectively. The weighted average interest rates to be received and paid on such swaps are presented for each yearly interval. The variable rates, which are generally based on London Interbank Offered Rate (LIBOR), are presented using the forward yield curve at December 31, 1994.
        However, actual repricings are generally based on the 3-month or 6-month LIBOR rates in effect at the actual repricing dates, not the forward yield curve. To the extent that the current 3-month and 6-month LIBOR rates change, the variable rates of interest received or paid will change. Future interest rate changes are not known, but could materially impact the variable rates presented below. However, Chase expects the impact of these changes to be mitigated by corresponding changes in the interest rates and values associated with the linked assets and liabilities. In addition, net interest revenue will be affected by the amortization of net deferred gains (losses) on closed derivative contracts and premiums paid on open ALM option contracts purchased, as reflected in the tables on page 38.

- ----------------------------------------------------------------------------------------------------------------------------------
Outstanding ALM Contract/Notional Amounts by Yearly Intervals
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  January 1,
- ----------------------------------------------------------------------------------------------------------------------------------
($ in millions)                                                             1995      1996      1997      1998     1999 Thereafter
- ----------------------------------------------------------------------------------------------------------------------------------
Receive Fixed Swaps:
  Contract/Notional Amount                                               $31,000   $17,800   $13,400    $8,000    $5,300    $3,800
  Weighted Average:
    Receive Rate                                                            6.28%     6.77%     6.88%     7.26%     7.53%     7.24%
    Pay Rate                                                                7.46      8.53      8.30      8.14      8.15      8.28

Pay Fixed Swaps:
  Contract/Notional Amount                                               $19,200   $ 7,700   $ 2,700    $1,700    $1,300    $1,000
  Weighted Average:
    Receive Rate                                                            7.46%     8.52%     8.28%     8.13%     8.13%     8.19%
    Pay Rate                                                                5.84      7.37      7.42      7.30      7.74      8.11

Other ALM Contracts                                                      $17,300   $ 9,300   $ 7,100    $6,800    $6,500    $4,300
- ----------------------------------------------------------------------------------------------------------------------------------

The rise in interest rates during 1994 resulted in a decline in the value of Chase's ALM derivative contracts. This decline in value was more than offset by an increase in value to Chase of the related linked balance sheet positions during 1994. This net increase in balance sheet value reflected the substantially higher economic value of Chase's core deposit funding base. The benefits of this low cost funding are currently being recognized in income as a lower level of interest expense. As interest rates rise, core deposits increase in value as they provide a less costly funding source than other funding alternatives. During 1994, the value of such deposits increased by approximately $1,616 million as compared with a decrease of $847 million in the value of the related ALM derivative contracts linked to such core deposits. The difference between the change in value of the linked balance sheet positions and the related ALM derivative contracts resulted primarily from Chase's strategy to hedge less than 100% of its balance sheet positions as shown in the Derivative Contracts and Related Linked Balance Sheet
Positions and Interest Revenue (Expense) table. Of the remaining linked balance sheet positions, the only other significant change in value related to intermediate- and long-term debt of the Company. Most of this debt was issued at a fixed rate of interest and, therefore, increases in value as interest rates rise. Correspondingly, the value of the derivative contracts used to convert such fixed rate debt to floating rate debt declines. This activity is consistent with Chase's overall ALM strategy of providing floating rate funding to match Chase's predominant base of floating rate assets. These significant changes in value to Chase's ALM derivative contracts and related linked balance sheet positions for 1994 are presented in the following table.

- -----------------------------------------------------------------------------
Change in Value of Certain ALM Derivative Contracts
and Linked Balance Sheet Positions
- -----------------------------------------------------------------------------
                                                         For the Year Ended
                                                         December 31, 1994
                                                  ---------------------------
                                                        Change in   Change in
                                                         Value of    Value of
                                                   Linked Balance Related ALM
($ in millions)                                   Sheet Positions Derivatives
- -----------------------------------------------------------------------------
Deposits*                                                  $1,616       $(847)
Company's Intermediate- and
  Long-Term Debt                                              422        (320)
- -----------------------------------------------------------------------------

*Core deposits are valued using a model that forecasts future core deposit costs versus an alternative source of funds using simulation techniques. Key assumptions include alternative cost of funds of 3-month LIBOR, core deposit operating costs, reserve requirement of 10%, inflation of 3% per annum, and an interest elasticity of demand for balances of (0.4). This valuation is performed on a "going concern" basis, and assumes new business replaces any runoff.

The change in value of Chase's ALM derivative contracts from December 31, 1993 to December 31, 1994 was as follows:

- -----------------------------------------------------------------------------
Change in Value of ALM Derivative Contracts
- -----------------------------------------------------------------------------
                                                   December 31,
                                                 ----------------      Change
($ in millions)                                  1994        1993    in Value
- -----------------------------------------------------------------------------
ALM Derivative Contracts:
  Net Deferred Gains (Losses)                   $ (97)       $359     $  (456)
  Net Unrealized Gains (Losses)*                 (597)        117        (714)
- -----------------------------------------------------------------------------
Net ALM Derivative Contract
  Gains (Losses)                                $(694)       $476     $(1,170)
- -----------------------------------------------------------------------------

*Includes $134 million and $23 million of premiums on open ALM option and option-related contracts purchased and variation margin on open futures contracts at December 31, 1994 and 1993, respectively, in addition to the fair value of these derivative contracts.

Net deferred losses at December 31, 1994 will be amortized over the periods reflected in the following table. The amortizations of deferred gains and losses are recognized as yield adjustments to the interest revenue or interest expense associated with the linked assets or liabilities.

- -----------------------------------------------------------------------------
Amortization of Net Deferred Gains (Losses)
Related to Closed ALM Derivative Contracts
- -----------------------------------------------------------------------------
($ in millions)
- -----------------------------------------------------------------------------
1995                                                                     $ 55
1996                                                                       19
1997                                                                      (21)
1998                                                                      (54)
1999                                                                      (58)
Thereafter                                                                (38)
- -----------------------------------------------------------------------------
Total                                                                    $(97)
- -----------------------------------------------------------------------------

Given the volatile interest rate environment prevailing during 1994, an ALM strategy was initiated in the second quarter of 1994 to replace certain receive fixed-rate swap contracts by the purchase of long-term option (floor) contracts. This action was taken to mitigate a possible decline in value of such swaps which occurs in a period of rising interest rates. By utilizing option contracts, the possible loss in value is limited to the amount of the option premium paid. The Consolidated Statement of Condition includes unamortized premiums on open ALM option contracts purchased amounting to $140 million and $23 million at December 31, 1994 and 1993, respectively. The premiums at December 31, 1994 will be amortized over the periods indicated in the following table.

- -----------------------------------------------------------------------------
Amortization of Premiums on Open ALM
Option Contracts Purchased
- -----------------------------------------------------------------------------
($ in millions)
- -----------------------------------------------------------------------------
1995                                                                     $ 19
1996                                                                       18
1997                                                                       18
1998                                                                       17
1999                                                                       14
Thereafter                                                                 54
- -----------------------------------------------------------------------------
Total                                                                    $140
- -----------------------------------------------------------------------------

Other Risk Management Activities
Chase also uses various derivative contracts to reduce interest rate, foreign currency and other market risks associated with certain assets and liabilities.
        The value of Chase's mortgage servicing assets, consisting of purchased mortgage servicing rights and excess servicing fees receivable, is affected by the level of prepayments made by mortgage holders resulting from changes in interest rates. Interest rate swaps, futures and purchased option-related contracts are used to mitigate such risk. Chase also originates certain mortgage loans for sale or securitization to third-party investors. To reduce the risk of changes in value between the time that such loans are originated and the date of sale, approximately a 3-month period, Chase generally enters into Fannie Mae forward interest rate contracts.
        Derivative contract principal of approximately $6 billion and $1 billion related to mortgage servicing assets and mortgage loan sales, respectively, were outstanding at December 31, 1994. These contracts, primarily related to mortgage servicing assets, had net unrealized losses of $42 million and net deferred gains of $10 million at year-end 1994, which were less than the unrealized appreciation of the related assets. Contracts linked to mortgage servicing assets have maturities consistent with the estimated lives of the underlying mortgage loans. Approximately 70% of such contracts mature within five years. All forward contracts mature within one year. Gains (losses) related to these activities are recognized in income.
        Foreign currency exposures, primarily the net investments in overseas entities, are managed through the use of foreign exchange forward contracts matching outstanding foreign currency positions on a currency by currency basis. Approximately $1 billion of such contracts were outstanding at December 31, 1994. Gains (losses) on these contracts, which hedge Chase's investments in overseas entities in other than highly inflationary economies, are charged directly to Retained Earnings. The effect of these activities is not material to Chase's consolidated financial position or results of operations.


==============================================================================
Trading Activities

Overview
Chase conducts its trading activities in the Global Markets business sector, functioning as an intermediary between customers (both issuers and investors) and the global foreign exchange and capital markets. Global Markets designs, trades and markets a broad range of derivative risk management products.
        The net market risk exposures created as a result of providing these services to customers are managed on a consolidated basis by Global Markets as part of Chase's trading activities. As a secondary business objective, Global Markets may create proprietary positions to take advantage of market opportunities that are not directly associated with customer activities.



Trading Revenue
Trading revenue is generated by capturing the bid/offer spread on customer-related transactions, through fees for services provided to customers, and by managing the market risk created by customer-initiated transactions and proprietary trading, within established guidelines, to take advantage of market opportunities. Chase manages its trading activities as presented in the following table. Trading and trading-related revenue
(including revenue classified as net interest revenue for financial statement purposes) totaled $702 million in 1994, down from $808 million in 1993, and up from $603 million in 1992. The 1995 environment for trading activities continues to be challenging. Issuer, investor and risk management transactions may be constrained, as financial markets adjust to changes in global economic and risk fundamentals, which is likely to adversely affect Chase's 1995 trading revenue, particularly in the first quarter.


- -----------------------------------------------------------------------------
Total Trading and Trading-Related Revenue
- -----------------------------------------------------------------------------
                                                    Year Ended December 31,
- -----------------------------------------------------------------------------
($ in millions)                                  1994        1993        1992
- -----------------------------------------------------------------------------
Income Statement Classification:
  Foreign Exchange Trading Revenue               $280        $356        $327
  Trading Account Revenue                         271         360         141
  Net Interest Revenue*                           151          92         135
- -----------------------------------------------------------------------------
Total                                            $702        $808        $603
- -----------------------------------------------------------------------------
Business Diversification:
  Foreign Exchange and
    Precious Metals**                            $302        $390        $343
  Interest Rate and Commodity
    Derivatives***                                108         201         121
  Securities Trading and
    Underwriting****                              292         217         139
- -----------------------------------------------------------------------------
Total                                            $702        $808        $603
- -----------------------------------------------------------------------------

   *Includes accruals on interest-earning and interest-bearing trading-related positions, as well as allocated amounts reflecting the cost or benefit, based on short-term interest rates, associated with net trading-related positions.
  **Includes gains and losses from foreign exchange and precious metals spot, forward, futures and options contracts.
 ***Includes gains and losses from interest rate swaps, currency exchange agreements, future rate agreements, interest rate futures, options, caps and floors, and commodity and equity index linked derivative contracts.
****Includes gains and losses from U.S. and foreign government, government agency, and corporate debt securities, emerging markets securities and loans, and related derivative contracts.

A substantial portion of Chase's trading revenue was derived directly or indirectly from customer-related activities. In addition to these trading and trading-related revenues, Global Markets also generated fee revenue from loan syndication and private placement activities.

Trading Account Assets and Liabilities
Trading Account Assets at both December 31, 1994 and 1993 were comprised of securities, loans, precious metals and derivative contracts, including foreign exchange, interest rate and commodity contracts. The level of such assets is affected by customer needs and various market factors, including interest and exchange rates. The 1994 increase in Trading Account Assets reflects Chase's adoption, on January 1, 1994, of FASB Interpretation 39, "Offsetting of Amounts Related to Certain Contracts" (FIN 39). FIN 39 requires the fair value of trading derivative contracts to be reported on a gross basis in the Consolidated Statement of Condition, except for contracts executed with the same counterparty under legally enforceable master netting agreements, which can continue to be presented on a net basis. During 1993, Chase reported the fair value of trading derivative contracts on a net basis in the Consolidated Statement of Condition, consistent with industry practice. Trading Account Liabilities at December 31, 1994 were comprised of securities sold but not yet purchased and derivative contracts with a negative fair value.

- -----------------------------------------------------------------------------
Trading Account Assets and Liabilities
- -----------------------------------------------------------------------------
                                                               December 31,
- -----------------------------------------------------------------------------
($ in millions)                                              1994        1993
- -----------------------------------------------------------------------------
Assets:
  Securities and Loans                                    $ 6,833      $6,171
  Other, Principally Derivative Contracts                   8,276         762*
- -----------------------------------------------------------------------------
Total                                                     $15,109      $6,933
- -----------------------------------------------------------------------------
Liabilities:
  Securities Sold But Not Yet Purchased                   $ 1,692      $  736*
  Derivative Contracts                                      7,972          --*
- -----------------------------------------------------------------------------
Total                                                     $ 9,664      $  736
- -----------------------------------------------------------------------------

*Prior to the adoption of FIN 39, trading derivative contracts were shown on a net basis and securities sold but not yet purchased were classified as Accounts Payable, Accrued Expenses and Other Liabilities.


- -----------------------------------------------------------------------------
Trading Account Securities and Loans
- -----------------------------------------------------------------------------
                                                               December 31,
- -----------------------------------------------------------------------------
($ in millions)                                              1994        1993
- -----------------------------------------------------------------------------
U.S. Government and Agency and
  Municipal Securities                                     $1,126      $1,631
Foreign Securities                                          3,437       3,176
Loans                                                         887         788
Corporate Debt Securities                                     763         309
Other                                                         620         267
- -----------------------------------------------------------------------------
Total                                                      $6,833      $6,171
- -----------------------------------------------------------------------------

Trading Derivative Contracts
Interest rate contracts include interest rate swaps, currency exchange agreements, forwards, futures, options, caps and floors. Interest rate swaps and currency exchange agreements are contractual agreements between two counterparties for the exchange of periodic interest payments generally based on a notional amount and agreed-upon fixed and floating rates. Principal amounts are generally not exchanged, with the exception of currency exchange agreements where the principal amounts may be exchanged at inception and re-exchanged at maturity. Forwards, which include future rate agreements, and futures are contracts in which the buyer agrees to deliver or take delivery of a specified instrument or cash at a specified price or yield at a specified future date. Futures are traded on organized exchanges (exchange traded) and require initial margin (collateral) in the form of cash or marketable securities. Holders of futures look to the exchange for performance under the contract and not to the entity holding the offsetting futures position. The net change in the futures value is settled daily in cash with the exchange. Accordingly, the amount at risk due to nonperformance by counterparties to futures is minimal. In contrast, forwards are generally negotiated between two counterparties and, therefore, are subject to performance by the related counterparties. Options, which may be either exchange traded or negotiated directly between two counterparties, grant the buyer the right, but not the obligation, to purchase or sell at a specified price, a stated number of units of an underlying financial instrument, at a future date. Caps and floors are option-related agreements where the seller agrees to pay the purchaser, in relation to a notional principal amount, the agreed upon differential if a pre-specified index is above (below) the cap (floor) rate. The seller receives a premium and bears the risk of unfavorable interest rate changes.
        Foreign exchange contracts include spot, forward, futures and option contracts and involve the exchange of two currencies at an agreed rate by the contracting parties. Spot contracts require the exchange of currencies to occur within two business days of the contract date, while forward and futures contracts settle three or more business days from the contract date. Spot and forward contracts are negotiated between two counterparties, while futures contracts are exchange traded. Foreign currency options, which are either negotiated between two counterparties or are exchange traded, are similar to interest rate option contracts, except that they are based on currencies instead of interest rates.
        Commodity contracts include swaps, caps and floors and are similar to interest rate contracts, except that they are based on commodity indices instead of interest rates.
        The notional amounts of these contracts represent the volume of outstanding transactions and do not represent the potential for gain or loss associated with the credit or market risk of such transactions.
        The following table presents the notional amounts along with the credit risk amount or replacement value (which exists when a derivative contract has a positive fair value) by type of derivative contract. These credit risk amounts do not consider the value of collateral, but the impact of master netting agreements is reflected on an aggregated basis as a reduction to the credit risk amount by category.

- ----------------------------------------------------------------------------------------------------------------------------------
Trading Derivative Contracts
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                               December 31, 1994              December 31, 1993
                                                                             -----------------------       -----------------------
                                                                             Notional    Credit Risk       Notional    Credit Risk
($ in millions)                                                                Amount         Amount         Amount         Amount
- ----------------------------------------------------------------------------------------------------------------------------------
Interest Rate Contracts:
  Interest Rate Swaps                                                        $250,100         $4,800       $178,700        $ 5,600
  Currency Exchange Agreements                                                 18,900          1,100         13,900            700
  Forwards and Futures                                                        252,300            200        123,200            100
  Options, Caps and Floors Purchased                                           57,900            700         61,400            900
  Options, Caps and Floors Written*                                            72,200             --         57,500             --
- ----------------------------------------------------------------------------------------------------------------------------------
    Less: Master Netting Agreements                                                            3,000                         2,300
Net Interest Rate Contracts                                                                    3,800                         5,000
- ----------------------------------------------------------------------------------------------------------------------------------
Foreign Exchange Contracts:
  Spot, Forwards and Futures                                                  541,900          6,600        418,300          5,400
  Options Purchased                                                            36,800            700         29,600            600
  Options Written*                                                             49,000             --         33,200             --
- ----------------------------------------------------------------------------------------------------------------------------------
    Less: Master Netting Agreements                                                            3,100                           700
Net Foreign Exchange Contracts                                                                 4,200                         5,300
- ----------------------------------------------------------------------------------------------------------------------------------
Commodity Contracts*                                                           13,400            400          9,600            800
- ----------------------------------------------------------------------------------------------------------------------------------
Total Before Cross Product Netting Agreements                                                  8,400                        11,100
- ----------------------------------------------------------------------------------------------------------------------------------
  Less: Cross Product Netting Agreements                                                         100                           100
- ----------------------------------------------------------------------------------------------------------------------------------
Total Trading Derivative Contracts                                                            $8,300                       $11,000**
- ----------------------------------------------------------------------------------------------------------------------------------

 *Options, caps and floors written have no credit risk. Commodity contract notional amounts include options written of $2.8 billion and $1.5 billion for 1994 and 1993, respectively.
**Trading derivative contracts for 1993 are shown on a proforma basis, as prior to adoption of FIN 39, such contracts were reported on a net basis.

The following table provides a maturity profile of the interest rate and foreign exchange contracts in Chase's trading portfolio:

- -----------------------------------------------------------------------------
Maturity of Trading Derivative Contracts*
- -----------------------------------------------------------------------------
                                                         Interest     Foreign
                                                             Rate    Exchange
December 31, 1994                                       Contracts   Contracts
- -----------------------------------------------------------------------------
Less than 3 months                                            22%          63%
3 to 6 months                                                 13           20
6 to 12 months                                                18           14
1 to 3 years                                                  29            2
3 to 5 years                                                  10            1
Over 5 years                                                   8           --
- -----------------------------------------------------------------------------
Total                                                        100%         100%
- -----------------------------------------------------------------------------

*Approximate percentages based upon remaining life of notional amounts.

The maturity profile of derivative contracts is not an indication of likely future cash flows since these contracts may be traded at any time in response to customer needs, risk management or proprietary trading decisions.

Trading Risk Management
Chase has two primary risk management objectives within its trading activities: to eliminate excessive and unacceptable risk and to optimize the risk/return profile of each business. In order to ensure that the behavior within the trading businesses is consistent with these objectives, and to provide a framework within which business decisions can be made, Chase has defined a set of fundamental risk management principles, including:
- --Formal definition of risk management responsibilities.
- --Continual evaluation of Chase's risk appetite, communicated and managed through risk limits and controls and the allocation of business risk capital.

- --Measurement of risk in accordance with "value-at-risk" methodologies.
- --Evaluation of business performance, including risk/return relationships. As a firm's ability to measure and control complex financial risks becomes increasingly important, selective quantitative risk disclosures, qualified with meaningful business analyses, can allow investors to better understand and evaluate trading business strategies and objectives. To that end, the following enhanced risk disclosures have been included: daily average value-at-risk for Chase's trading activities and actual daily changes in value experienced against statistically predicted changes in value.

Risk Management Responsibilities
Chase has established three risk management functions--market, credit, and administrative, operational and technology--which are independent of the units that create or actively manage risk exposures. These functions are responsible for the measurement of the risks in the trading businesses, the review of the aggregate risk profile of the trading businesses, the communication of these risks to senior management and the Board of Directors, as well as the continuous review of the risk management approach, policies and procedures to ensure that Chase's risk management capabilities are aligned with the needs of Chase customers and the needs of the trading businesses. These risk management functions report jointly to the appropriate corporate functional executives and the senior business executives.

Risk Appetite
Chase's risk appetite is continually evaluated and communicated through risk limits and controls and the allocation of business risk capital to ensure that the levels and the types of risk in its trading activities are consistent with Chase's mission, strategy and objectives.
        Market risk is monitored on a day-to-day basis through the use of "risk dollar" limits, as an extension of notional position limits and loss limits. Risk dollars estimate the potential loss that could occur in a 24-hour period, with 97.5% confidence, based on the prior 100 days of price history. Risk dollar limits are reviewed in conjunction with the annual business planning process, and then reviewed at least quarterly, to ensure consistency with the historical and anticipated financial performance of a business, including returns achieved on risks taken, as well as alignment with strategic business objectives.
        Credit risk is controlled through a variety of policies, limits and procedures to ensure that potential losses resulting from credit-related events do not exceed Chase's risk appetite, and that trading activities are conducted in accordance with risk management objectives. All counterparties and issuers are evaluated by methods consistent with the practices found in traditional bank lending activities, which are discussed in the Credit Risk Management section beginning on page 43.
        Administrative, operational and technology risks are monitored through a qualitative assessment of risk, including annual production planning, service delivery standards and backup and contingency plans, and are managed through extensive controls, including front- and back-office systems reconciliations, confirmation processes, and daily position and performance validation.
        The quantification of the potential losses resulting from each of these identified risks provides management with a consistent framework for the quantification of Chase's risk appetite, and the associated capital allocation, for the trading activities. The total business risk capital allocation includes assessments for market, credit and administrative, operational and technology risks, as well as an estimate as to the impact of inter-risk correlations. It also includes certain judgments by Management to capture those risks outside of value-at-risk methodologies, including event risk. An example of an "event" risk in this context could be a stressful market period in which severe restrictions to market liquidity occur, e.g., the devaluation of the Mexican peso in December 1994.

Risk Measurement Methodologies
Chase measures the risks in its trading activities in accordance with value-at-risk methodologies, which utilize historical price data to estimate the size and the probability of future potential losses.
Value-at-risk provides a consistent measure of risk across diverse financial markets and products, as all potential losses are expressed in a common denominator, U.S. dollars, for a given time horizon and confidence level.
        The quantification of market risk through value-at-risk methodologies requires a number of key assumptions. These assumptions include: the selection of a confidence level for losses, the number of days of price history utilized in the value-at-risk model, the holding period chosen for the value-at-risk calculation and the treatment of risks outside of value-at-risk methodologies, including liquidity risk and event risk. The approach utilized for these and other methodological issues can vary and care must be taken in making comparisons between data that are not based on identical measurement methodologies. Each institution selects its own approach to risk measurement based on its activities. Users of this information should therefore evaluate an institution's performance within its selected risk management and measurement approach, rather than trying to make direct comparisons of risk levels across institutions.

Market Risk
Market risk can be defined as the risk of loss resulting from changes in the financial markets in which Chase participates, such as changes in the level of interest rates or exchange rates. Risk dollars are not an absolute measure of market risk under all conditions for all products. In addition to the risk dollar calculations, Chase performs alternative scenario analyses to estimate the economic impact of a sudden market movement on the value of the trading portfolios (i.e., stress testing). The results of the stress testing, along with the professional judgments of experienced business and risk managers, are used to supplement the risk dollar methodology and capture additional market-related risks, including liquidity, event, concentration and historical price volatility and correlation reliance risks.
        Chase's base level of daily risk dollars for its trading activities (before Management's judgment overlays or stress testing) are estimated to be approximately $10 million in aggregate at year-end 1994, having averaged approximately $17 million during the year. The decline in year-end risk dollars from the average can be attributed to declining price volatility throughout 1994 in certain markets, particularly the overseas markets, as well as reduced positions in international securities.
        For foreign exchange and derivative activities, risk dollars can generally be considered a good predictor of future price movements, assuming normal market conditions. However, for the securities activities, in particular the international securities activities, future price movements are influenced by occasional price "events," specific to the particular issuer, issue or country, that will not have been captured in the prior 100 days of price history, e.g., the Mexican peso devaluation.
        Chase continuously validates the accuracy and applicability of risk dollars by comparing actual portfolio changes in value against predicted changes in value, or risk dollars. During 1994, actual declines in value were within predicted declines in value at a frequency consistent with Chase's defined confidence level of 97.5%.

Credit Risk
Credit risk includes both counterparty and issuer risks. Counterparty risk can be defined as the risk of loss resulting from a counterparty's inability or unwillingness to fulfill its obligations to Chase, as well as other risks that might impede Chase's ability to enforce full performance by the counterparty. Issuer risk is the risk of loss resulting from adverse movements in the price of a trading asset due to changes in the market's perception of the issuer's financial strength. These risk exposures are measured using value-at-risk methodologies that assess the size of the potential exposure during the life of the transaction, the probability of a credit event occurring during the transaction, and the probable impact of such an event. Chase manages its credit risk by dealing with counterparties believed to be creditworthy, utilizing a credit limit monitoring process, obtaining collateral where appropriate and increasingly requiring the use of legally enforceable master netting agreements.
        Chase's predominant credit risk exposures (net replacement values) in its trading businesses relate to derivative contracts. As disclosed on page 40, derivative credit risk exposures are primarily of a medium-term nature, while credit exposures in most other products are of a short-term nature. In terms of industry exposure, depository institutions, substantially all in OECD countries, represent 65% of net replacement value, with no other major industry greater than 5% of the total net exposure. For other than depository institutions, no single counterparty has a credit exposure exceeding $75 million. The net replacement value of contracts identified as being potential problem contracts was minimal at December 31, 1994. Presented in the following table are the percentages of total net replacement value by counterparty type and by major country exposures.

- -----------------------------------------------------------------------------
Derivative-Related Credit Risk Exposure*
- -----------------------------------------------------------------------------
                                                      Percentage of Total Net
December 31, 1994                                           Replacement Value
- -----------------------------------------------------------------------------
Counterparty Type:
  Depository Institutions                                                  65%
  Other                                                                    35
- -----------------------------------------------------------------------------
Total                                                                     100%
- -----------------------------------------------------------------------------
Country of Risk:
  United States                                                            27%
  Japan                                                                    17
  United Kingdom                                                            9
  Italy                                                                     9
  France                                                                    4
  Other                                                                    34
- -----------------------------------------------------------------------------
Total                                                                     100%
- -----------------------------------------------------------------------------

*Includes foreign exchange, interest rate and commodity contracts.

Chase's credit losses arising from derivative contracts have not been material in 1994 or in 1993.
        Leveraged derivatives are contracts that contain features that may increase the contract's volatility by a factor significantly disproportionate to its stated notional amount. Chase does not engage in these types of derivatives to any material extent and, at December 31, 1994, the amount of such contracts was minimal.

Performance Evaluation
The evaluation of business performance requires an assessment of volatility and sustainability of earnings and their associated risks.
        Chase's risk appetite for the trading activities, as captured by the business risk capital allocation, is the aggregation of quantitative and qualitative assessments of the levels and types of risks in the business. As such, it provides a consistent foundation on which business performance can be evaluated. Business performance is assessed in light of associated levels of capital, in terms of risk/return relationships.


================================================================================
Capital Management
Capital management is an ongoing process that consists of providing equity and long-term debt for both current and future financial positioning. Chase manages its capital to execute its strategic business plans and support its growth and investments, including acquisition strategies in its core businesses. During 1994, Chase increased its capital base primarily through retained earnings and subordinated debt issuances. In addition, Chase reduced its average cost of capital by repurchasing shares of common stock and through the redemption of a higher cost preferred stock and the issuance of another series at a lower cost.
        Chase and its banking subsidiaries are subject to the capital adequacy guidelines of various federal banking agencies, such as the Federal Reserve Board and the Office of the Comptroller of the Currency. At December
31, 1994, Chase and each of its banking subsidiaries were in compliance with the capital requirements of their respective regulatory agencies and are expected to remain in compliance in the future. Furthermore, pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), the federal banking regulators have set the minimum capital ratios for a well-capitalized banking institution at 6% Tier 1 Capital, 10% Total Capital and 5% Tier 1 Leverage. At December 31, 1994, the capital ratios of all of the Company's banking subsidiaries exceeded these levels and are expected to be in excess of the minimum ratios required of a well-capitalized institution in the future.
        In June 1994, Chase announced a stock repurchase program to purchase up to 8.5 million shares of its common stock over the next 12 to 18 months.
By December 31, 1994, the program was completed with all 8.5 million shares being repurchased at an average cost of $36 per share. The shares will be utilized to help offset the effects of common stock issuable upon the exercise of outstanding warrants and various outstanding employee stock option and incentive plans.
        In November 1994, Chase entered into an agreement with U.S. Trust under which its securities processing businesses will be merged into Chase.
Upon closing in mid-1995, Chase expects to issue common stock with a market value of approximately $364 million. The Company's Board of Directors has authorized a stock repurchase program for the same number of shares to be issued.
        The Company's Board of Directors increased the quarterly common stock cash dividend to 33 cents per share during the first quarter of 1994 and further increased the quarterly dividend to 40 cents per share during the third quarter of 1994. The quarterly dividend during 1993 and 1992 was 30 cents per share.
        Chase's total stockholders' equity at December 31, 1994 was $8,359 million, or 7.33% of total assets, compared with $8,122 million, or 7.95%, at December 31, 1993. The increase in stockholders' equity was due to the increase from retained earnings reduced by the change in net unrealized losses on investment securities available for sale of $299 million, the repurchase of common stock of $306 million and the declaration of dividends of $393 million.
        In 1993, Chase issued 25.3 million shares of common stock that increased capital by $746 million.
        On January 1, 1994, Chase adopted FIN 39. Such adoption increased total assets and liabilities by approximately $8 billion at December 31, 1994, thereby reducing the Tier 1 Leverage ratio and Total Stockholders' Equity ratio by 71 and 55 basis points, respectively. Such implementation did not affect the calculation of risk-based capital ratios.
        The risk-based capital guidelines are designed to measure Tier 1 and Total Capital (Tier 1 and Tier 2) in relation to the credit risk of both on- and off-balance sheet items.

- -----------------------------------------------------------------------------
Capital Ratios*
- -----------------------------------------------------------------------------
                                           December 31,               Minimum
                                     ------------------------      Regulatory
                                     1994      1993      1992     Requirement
- -----------------------------------------------------------------------------
Tier 1 Leverage Ratio(a)             7.37%     7.81%     6.66%      3.00-5.00%
Risk-Based Capital Ratios(b)
  Tier 1                             8.30      8.44      6.76            4.00
  Total Capital                     12.78     13.22     11.12            8.00
- -----------------------------------------------------------------------------

  *Based on Federal Reserve Board definitions. Risk-based capital and leverage ratios exclude the assets and off-balance sheet financial instruments of Chase Securities, Inc. (CSI). For capital calculations, one-half of the investment, including any commitment to invest, in CSI is deducted from both Tier 1 and Tier 2 Capital.
(a)Tier 1 Capital divided by adjusted average assets. Adjusted average assets are defined as total quarterly average assets less the assets of CSI and other adjustments.
(b)Tier 1 Capital or Total Capital divided by net risk-weighted assets. Net risk-weighted assets include assets and off-balance sheet positions, weighted by the type of instrument and the risk weight of the counterparty, collateral or guarantor.

- -----------------------------------------------------------------------------
Risk-Weighted Assets and
Off-Balance Sheet Exposures*
- -----------------------------------------------------------------------------
                                                          December 31,
- -----------------------------------------------------------------------------
($ in millions)                                  1994        1993        1992
- -----------------------------------------------------------------------------
Balance Sheet Risk-Weighted Assets            $69,496     $66,413     $67,371
Off-Balance Sheet Risk-
  Weighted Items                               24,260      23,081      24,972
Net Risk-Weighted Assets                       93,523      89,192      91,587
- -----------------------------------------------------------------------------

*Based on Federal Reserve Board definition.

Chase's Tier 1 and Total Capital ratios decreased at December 31, 1994 compared with December 31, 1993, due to the increase in risk-weighted assets. The following table shows the components of regulatory capital as defined by the banking regulators for risk-based capital and leverage ratio guidelines.

- -----------------------------------------------------------------------------
Components of Capital*
- -----------------------------------------------------------------------------
                                                          December 31,
- -----------------------------------------------------------------------------
($ in millions)                                  1994        1993        1992
- -----------------------------------------------------------------------------
Tier 1 Capital:
Common Stockholders' Equity                   $ 6,959     $ 6,723     $ 5,034
Minority Interest                                  80          66           3
Nonredeemable Preferred Stock                   1,400       1,399       1,477
Less:
  50% of Investment in CSI                        378         139         114
  Other**                                         302         521         206
- -----------------------------------------------------------------------------
Tier 1 Capital                                  7,759       7,528       6,194
- -----------------------------------------------------------------------------
Tier 2 Capital:
Redeemable Preferred Stock                         --          --          53
Mandatory Convertible Debt                         98          98         212
Subordinated Notes                              3,293       3,178       2,684
Reserve for Possible Credit Losses              1,181       1,122       1,157
Less:
  50% of Investment in CSI                        378         139         114
- -----------------------------------------------------------------------------
Tier 2 Capital                                  4,194       4,259       3,992
- -----------------------------------------------------------------------------
Total Capital                                 $11,953     $11,787     $10,186
- -----------------------------------------------------------------------------

 *Based on Federal Reserve Board risk-based capital guidelines.
**Consists primarily of goodwill and the net unrealized gains and losses on investment securities available for sale.

The increase in Tier 1 Capital of $231 million over 1993 resulted from increased retained earnings, offset by increased investment and commitment to invest in Chase Securities, Inc. (CSI), the Company's U.S. securities underwriting and dealing subsidiary, the repurchase of 8.5 million shares of the Company's common stock and the goodwill resulting from the acquisition of American Residential.
        Tier 2 Capital decreased by $65 million, compared with 1993, primarily due to the discount applicable to subordinated notes with remaining maturities of five years or less and the increase in investment in CSI, partially offset by the issuance of $459 million of subordinated notes.
        For additional information, refer to Note 16 of Notes to Financial Statements.


================================================================================
Credit Risk Management

Overview
Chase actively manages credit risk, both on- and off-balance sheet, by establishing and implementing policies and procedures to achieve objectives in certain areas, including:
- --diversification of risk characteristics in terms of credit structure, product, industry, geography and return, including potential risk of loss.
- --product-based management of Chase's consumer portfolio through the establishment of separate comprehensive credit policies and risk rating processes to address the individual risk and return characteristics of each product portfolio.
- --centralized management of Chase's global wholesale credit portfolio composition.
        A significant element of credit risk management is portfolio diversification, which is achieved through Chase's lending franchise as well as specific portfolio management activities. This franchise is comprised of the Global Financial Services businesses, which target multinational and local corporations, governments, financial institutions and wealthy individuals on a global basis; the National Consumer Product companies that provide nationwide origination, distribution and servicing of consumer products; and full service Regional Banking that services consumers, small businesses and middle market companies located in the New York tri-state area.
        Diversification and targeted risk retention levels are also achieved through the sale or securitization of loans. In addition, credit facilities, such as loans and loan commitments, are syndicated, sold or securitized after origination.
        Syndication consists of arranging a credit facility between a borrower and a group of lenders, in which each lender assumes a share of the facility, thereby limiting Chase's risk with regard to the facility, since the syndicated portions are not recorded on Chase's Consolidated Statement of Condition. These activities, primarily conducted through Global Markets, enable Chase to function as a financial intermediary between other suppliers and users of funds. In contrast, loan sales occur only after a loan is funded by Chase. Such loans are generally sold to maturity and without recourse to Chase. Securitization involves the pooling of a number of loans and selling interests in the pool.
        Overseas extensions of credit require not only the normal credit risk analysis associated with the decision to extend financing to a particular customer, but also an assessment of country risk. Country risk arises from economic, social and political factors that might affect a borrower's ability to repay in the currency of the extension of credit. Cross-border credit exposures are those that borrowers must repay in a currency other than their local currency or to a lender in a different country. One of the major risk factors associated with cross-border credit exposures is the possibility that a country's foreign exchange reserves may be insufficient or unavailable to permit timely repayment by borrowers domiciled in that country, even if the borrowers possess sufficient local currency. In addition, global economic, social and political conditions, local and foreign government actions and associated events can affect business activities in a country and a borrower's ability and/or willingness to repay external debt obligations.
        Chase has a systematic country risk assessment process by which it monitors and analyzes the economic, social and political environments in all countries in which it conducts business or in which its borrowers reside. These in-depth assessments, conducted by a team of economists and political analysts, in conjunction with local Chase management, are utilized by Chase within its planning cycle for such countries as well as in Chase's system of managing total country exposures.
        For year-end loan balances by type of loan and office of origination, refer to Note 4 of Notes to Financial Statements.

- ----------------------------------------------------------------------------------------------------------------------------------
Consumer Loans
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                           Year Ended December 31,
                                                        Loan Balance        ------------------------------------------------------
                                                            as of            Average Loan          Average
                                                         December 31,           Balance         Interest Rate    Credit Loss Ratio*
- ----------------------------------------------------------------------------------------------------------------------------------
($ in millions)                                         1994      1993      1994      1993      1994      1993      1994      1993
- ----------------------------------------------------------------------------------------------------------------------------------
Domestic:
  Secured by 1-4 Family Residential Properties       $15,092   $14,126   $14,109   $11,719      6.82%     7.23%      .09%      .08%
  Credit Card                                          7,733     6,426     6,501     5,858     15.42     16.66      3.90      4.31
  Other Consumer                                       9,638     8,009     8,690     7,517      8.38      9.16      1.20      1.76
Overseas                                               2,500     2,283     2,503     2,297      9.95     10.23       .05       .12
- ----------------------------------------------------------------------------------------------------------------------------------
Total Consumer Loans, Gross                          $34,963   $30,844   $31,803   $27,391      9.25%    10.03%     1.17%     1.45%
- ----------------------------------------------------------------------------------------------------------------------------------

*Net loan charge-offs divided by average loans.

Consumer loans, principally comprised of loans in domestic offices, consist of residential mortgage loans, home equity loans, credit card receivables and other forms of installment credit.

Secured by 1-4 Family Residential Properties
Loans secured by 1-4 family residential properties increased $966 million, or 7%, in 1994, compared with year-end 1993, largely due to Chase's purchase of American Residential and demand for refinancings and originations in early 1994. In 1994, the principal component of this loan portfolio continued to be adjustable-rate mortgage loans.
        The average interest rate earned in 1994 on these loans decreased principally as a result of the origination of adjustable-rate mortgage loans at comparatively lower rates during late 1993 and early 1994. These loans began to reprice in late 1994 to reflect the increasing interest rate environment.
        Net loan charge-offs were $13 million and $10 million for loans secured by 1-4 family residential properties for 1994 and 1993, respectively. The credit loss ratios of these loans continued to be less than 0.1% per annum for the same two years.
        During 1994 and 1993, $2.9 billion and $4.7 billion, respectively, of loans secured by 1-4 family residential properties were securitized or sold. Of these amounts, approximately $2.4 billion and $4.5 billion of such loans were originated for sale and accounted for at lower of cost or fair value in 1994 and 1993, respectively, and $450 million and $200 million, respectively, were held in portfolio prior to sale and accounted for at historical cost.
An additional $5.3 billion and $4.6 billion of such loans originated for sale were securitized or sold in 1994 and 1993, respectively, primarily through traditional secondary market outlets.
        At December 31, 1994 and 1993, domestic consumer loans included approximately $1.7 billion and $2.9 billion, respectively, of loans secured by 1-4 family residential properties and other consumer loans that were held for sale. Such loans are carried at lower of cost or fair value.

- -----------------------------------------------------------------------------
Domestic Loans Secured by 1-4 Family Residential
Properties by Geographic Region
- -----------------------------------------------------------------------------
                                                               December 31,
- -----------------------------------------------------------------------------
($ in millions)                                              1994        1993
- -----------------------------------------------------------------------------
New York City                                             $   773     $   902
New York (Excluding New York City)                          2,956       2,256
- -----------------------------------------------------------------------------
  Total New York                                            3,729       3,158
California                                                  4,162       3,534
Colorado                                                      357         312
Connecticut                                                   763         810
Florida                                                       638         814
Illinois                                                      624         572
Massachusetts                                                 487         475
New Jersey                                                    773         757
Pennsylvania                                                  470         444
Texas                                                         672         688
Washington, D.C./Metro                                      1,023       1,124
Other                                                       1,394       1,438
- -----------------------------------------------------------------------------
Total                                                     $15,092     $14,126
- -----------------------------------------------------------------------------

Credit Card
Credit card receivables increased $1.3 billion, or 20%, in 1994, compared with year-end 1993. The increase in credit card receivables was largely due to the return of previously securitized amounts to the Consolidated Statement of Condition.
        During 1994 and 1993, credit card volume was impacted by aggressive offers from new and existing issuers in an already competitive marketplace. Chase continued to respond by repricing its card products to lower annual variable percentage rates and by launching aggressive solicitation programs. These actions also contributed to the increase in credit card receivables during late 1994.
        The average interest rate earned on credit card receivables decreased primarily as a result of such repricing.
        Credit card receivable net charge-offs were $254 million and $253 million for 1994 and 1993, respectively. Credit card loss ratios continued to decrease in 1994 compared with 1993 due to improved domestic economic conditions.
        At year-end 1994, Chase had credit card receivables in every state in the U.S., with the largest concentrations in New York (14%) and California (11%). There were no credit card securitizations in 1994 and 1993.

- -----------------------------------------------------------------------------
Domestic Credit Card Receivables by
Geographic Region
- -----------------------------------------------------------------------------
                                                               December 31,
($ in millions)                                              1994        1993
- -----------------------------------------------------------------------------
New York                                                   $1,109      $  891
California                                                    885         670
Connecticut                                                   208         188
Florida                                                       430         353
Illinois                                                      236         186
Massachusetts                                                 509         501
Michigan                                                      539         552
New Jersey                                                    464         376
Ohio                                                          194         153
Pennsylvania                                                  334         270
Texas                                                         461         358
Virginia                                                      140         109
Other                                                       2,224       1,819
- -----------------------------------------------------------------------------
Total                                                      $7,733      $6,426
- -----------------------------------------------------------------------------

Other Consumer
Other consumer loans increased $1.6 billion, or 20%, in 1994, from year-end 1993, primarily due to an increase of approximately $2 billion in automobile financings originated by Chase Automotive Finance, a national indirect auto lender that focuses on the luxury automotive market. Other consumer loans also included $1.7 billion and $2.0 billion of Advantage Credit loans at year-end 1994 and 1993, respectively. With respect to Advantage Credit loans, Chase had its largest concentrations in California (21%) and New York (15%).
        The average interest rate earned on other consumer loans was down as a result of increasing competition in the automobile financing marketplace.
        Other consumer loan credit losses were down as a result of improved domestic economic conditions and continued historically low net charge-offs of Chase automobile financings.

- ----------------------------------------------------------------------------------------------------------------------------------
Wholesale Loans*
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                  Year Ended December 31,
                                                          Loan Balance      ------------------------------------------------------
                                                             as of            Average Loan          Average
                                                          December 31,          Balance          Interest Rate   Credit Loss Ratio**
- ----------------------------------------------------------------------------------------------------------------------------------
($ in millions)                                         1994      1993      1994      1993      1994      1993      1994      1993
- ----------------------------------------------------------------------------------------------------------------------------------
Domestic:
  Commercial and Industrial                          $ 8,291   $ 8,032   $ 8,570   $ 8,693      6.97%     6.58%     (.05)%    1.42%
  Commercial Real Estate                               2,055     3,099     2,471     4,614      6.17      4.95      5.05      6.02
  Other                                                3,973     4,468     3,852     4,821      8.38      7.30       .58       .91
Overseas:
  Commercial and Industrial                            9,020    10,002     9,648     9,305      9.64     10.44       .08       .53
  Other                                                4,965     4,277     4,639     6,999      6.64     12.36      (.11)     6.42
- ----------------------------------------------------------------------------------------------------------------------------------
Total Wholesale Loans, Gross                         $28,304   $29,878   $29,180   $34,432      7.92%     8.68%      .50%     2.73%
- ----------------------------------------------------------------------------------------------------------------------------------

 *Excludes accelerated disposition portfolio.
**Net loan charge-offs divided by average loans.

Commercial and Industrial
Commercial and industrial loans, the largest component of Chase's wholesale loan portfolio, consist primarily of loans made to large corporate and middle market customers in diversified industries. Such industries include transportation, energy, communications, utilities, wholesale manufacturing and consumer products. No industry group accounts for more than 11% of the commercial and industrial loans.
        At year-end 1994, commercial and industrial loans decreased $723 million from year-end 1993 as a result of both net repayments and lower loan demand at overseas locations.
        The average interest rate earned on domestic commercial and industrial loans increased due to an increasing interest rate environment. Chase principally bases its commercial and industrial lending rates on LIBOR. The decrease in the average interest rate earned on overseas commercial and industrial loans reflected significantly lower Brazilian rates due to the significant decrease in Brazilian inflation beginning in the third quarter of 1994.
        Net loan charge-offs were $4 million and $173 million for commercial and industrial loans for 1994 and 1993, respectively. The decrease in net loan charge-offs reflected improved economic conditions.
        In 1994 and 1993, Chase sold $1.5 billion and $1.4 billion of medium-term commercial loans, respectively. In addition, Chase originates selected short-term commercial loans for resale. Sales of such loans amounted to $39.9 billion and $19.8 billion in 1994 and 1993, respectively. These loans, which are accounted for at lower of cost or fair value, were less than $200 million at year-end 1994.
        In 1994 and 1993, Chase acted as agent or co-agent in loan syndication transactions of $155.6 billion and $87.1 billion, respectively. Fee income recognized from loan syndication activities is recorded in Fees and Commissions--Investment Banking.

Commercial Real Estate
Over the past two years, Chase has taken initiatives to better focus the activities of its domestic commercial real estate finance business. This included the accelerated disposition of selected lower quality loans and identification and sales of loans not consistent with Chase's ongoing core real estate portfolio activities.
        As previously reported, Chase established an accelerated disposition portfolio of selected lower quality domestic commercial real estate assets at March 31, 1993. These assets had a net carrying value at that date of $1,024 million and were completely liquidated at December 31, 1994. The proceeds from collections and dispositions of assets in this portfolio amounted to a recovery of approximately 54% of the original contractual amounts.
        At December 31, 1994, domestic commercial real estate loans decreased by $1.0 billion, or 34%, compared with year-end 1993, as a result of net repayments of outstanding loans of $730 million as well as gross loan charge-offs of $185 million and transfers to ORE of $204 million.
        The average interest rate earned on domestic commercial real estate loans increased during 1994 due to an increasing interest rate environment and a decrease in nonaccrual loans.
        Net charge-offs were $125 million and $277 million for domestic commercial real estate loans for 1994 and 1993, respectively. The continued decrease in net charge-offs primarily resulted from Chase's decreased exposure to commercial real estate loans.

Other Wholesale
Other wholesale loans consist principally of domestic and overseas loans to financial, governmental and official institutions, lease financings and loans for purchasing and carrying securities.
        The average interest rate earned on other wholesale loans for 1994 decreased due to the realization of $163 million in 1993 resulting from the sale of Brazilian and Argentine PDI bonds, and significantly lower Brazilian rates due to the significant decrease in Brazilian inflation beginning in the third quarter of 1994, offset by the increase in interest rates during 1994. Net loan charge-offs in 1994 were $17 million compared with $490 million in 1993, which primarily included net loan charge-offs related to refinancing countries.

Cross-Border Outstandings
Cross-border outstandings that exceed 1% of total assets, in the table below, include only those amounts recorded on Chase's Consolidated Statement of Condition and consist of extensions of credit (loans, interbank placings, including interest-bearing deposits placed with central banks, and acceptances), accrued interest, and other interest-bearing investments (investment securities and trading account assets) and any other monetary assets denominated in dollars or other nonlocal currency. Not included below are amounts related to trading account liabilities and off-balance sheet commitments, primarily comprised of commitments to sell trading account assets. Such items can have the effect of significantly reducing the gross exposures, as shown in the following table, for Brazil and Mexico. Amounts in 1994 and 1993 reflect Chase's shift in focus to interbank placings, short-term trade finance, trading account assets and corporate finance-related loans.

- ----------------------------------------------------------------------------------------------------------------------------------
Cross-Border Outstandings that Exceed 1% of Total Assets
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                            Banks and
                                    % of                   Governments          Other     Commercial
                                   Total          Total   and Official      Financial            and          Other          Other
($ in millions)                   Assets   Outstandings   Institutions   Institutions     Industrial      Borrowers   Outstandings
- ----------------------------------------------------------------------------------------------------------------------------------
December 31, 1994
Japan                                2.9%        $3,260         $   --         $2,080           $250           $110         $  820
United Kingdom                       2.4          2,790             40            610            430            830            880
Brazil                               1.8*         2,080*            --             50            350            110          1,570
Mexico                               1.3*         1,510*            60            300**          310            130            710
France                               1.2          1,370             --            290             30             10          1,040
- ----------------------------------------------------------------------------------------------------------------------------------
December 31, 1993
United Kingdom                       2.0%        $2,050         $   30         $  170           $480           $860         $  510
Japan                                1.9          1,980             --          1,630            150             80            120
Brazil                               1.8          1,800             --            100            300            170          1,230
Mexico                               1.2          1,230             20             80            160            210            760
Argentina                            1.1          1,120             --             40             70            260            750
Venezuela                            1.0          1,060             --             --             90            190            780
- ----------------------------------------------------------------------------------------------------------------------------------
December 31, 1992
United Kingdom                       2.5%        $2,410         $   10         $  290           $510           $860         $  740
Japan                                2.4          2,270             --          1,920            180            150             20
Mexico                               1.9          1,830          1,060             90             90            140            450
Brazil                               1.6          1,530            150            280            180            550            370
Venezuela                            1.5          1,400            890             10            100             10            390
- ----------------------------------------------------------------------------------------------------------------------------------

Note: Government entities that are majority-owned are classified by type of borrower based on the industry of the business enterprise.
     *Total cross-border outstandings at December 31, 1994 for Brazil and Mexico include short-term extensions of credit and trading account assets of $1,450 million and $1,320 million, respectively. In addition, the net economic exposures at
      December 31, 1994 for Brazil and Mexico after giving effect to trading account liabilities and off-balance sheet commitments, not reflected in the table above, were $1,400 million (1.2% of total assets) and $1,330 million
      (1.2% of total assets), respectively.
    **Includes a $250 million loan made on December 30, 1994 and repaid on January 3, 1995.


- -----------------------------------------------------------------------------
Cross Border Outstandings Between
.75% and 1% of Total Assets
- -----------------------------------------------------------------------------
                                                 December 31,
- -----------------------------------------------------------------------------
($ in millions)                        1994              1993            1992
- -----------------------------------------------------------------------------
.75% Through 1%:             $860 to $1,140    $770 to $1,020    $720 to $960
Countries:                        Singapore         Singapore           Italy
                                  Argentina            France          Canada
                                      Korea
                                Switzerland
                                  Hong Kong
- -----------------------------------------------------------------------------
Total Outstandings                   $4,750            $1,770          $1,600
- -----------------------------------------------------------------------------

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

        Chase builds its reserve for possible credit losses based on a review of the overall loan portfolio and other extensions of credit, including off-balance sheet commitments, such as commitments to extend credit, guarantees and standby letters of credit. Specific attention is paid to nonaccrual loans and those loans that have been identified as possibly having a higher than normal risk of becoming nonaccrual or restructured. However, the establishment of reserves for such loans does not necessarily indicate a serious doubt about their ultimate collectibility. Rather, it reflects increased potential for default and potential for nonaccrual status.
Management determines the adequacy of the reserve using a systematic approach whereby risk is first segregated into three categories--wholesale risk, consumer risk and country risk. Each of these categories is further analyzed to determine the related potential for loss. Such analysis is a continuing process that gives consideration to the following factors:
- --Economic conditions and their effects on particular countries, industries, specific borrowers and credit products;
- --Borrowers' financial data, together with evaluations of industry data, competition, the borrowers' management capabilities and the underlying collateral for secured lending, including, when appropriate, independent appraisals of real estate properties and other factors;
- --Macro trends of nonaccrual loans and loan charge-offs;
- --Consumer loan growth trends and delinquency and default rates, together with analysis of behavioral patterns, past and present, as to payment performance;
- --Certain loans that are contractually current as to payments of principal and interest, but which Chase has identified as possibly having a somewhat higher than normal risk of becoming nonaccrual or restructured in the near term;
- --A continuing evaluation of the performing loan portfolio, other outstandings and off-balance sheet credit exposures, including monitoring by lending officers and credit supervisory personnel of loans that are identified as being of less than desirable quality. The portfolio evaluation process is also supported by periodic examinations conducted in lending areas by Chase's Credit Audit Division;
- --A continuing evaluation of loans identified as having loss potential. If, as a result of such evaluation, all or a portion of a loan is judged to be uncollectible, then the carrying value of the loan is reduced, in accordance with internal policy, to the amount which is considered to be collectible.
  The amount of the reduction is charged off against the reserve for possible credit losses.
        In addition to the continuing internal assessment of the loan portfolio and off-balance sheet credit commitments, the consolidated financial statements are examined by Chase's independent accountants, whose examination includes a review of the adequacy of the reserve for possible credit losses. Also, examinations of Chase's loan portfolio and off-balance sheet credit commitments are conducted periodically by the federal banking agencies.
        The reserve for possible credit losses is a general reserve available against the total loan portfolio and off-balance sheet credit exposures. In the opinion of Management, the reserve for possible credit losses at December 31, 1994 was adequate to absorb all losses in the loan portfolio and off-balance sheet credit exposures anticipated at that date. Chase's independent accountants have concurred with Management's opinion.
        To comply with the Securities and Exchange Commission's requirement to provide an allocation of the reserve, the following table sets forth
Chase's allocation of the reserve for possible credit losses. This allocation is based on Management's subjective estimates. The amount allocated to a particular segment should not be construed as the only amount available for future charge-offs that might occur within that segment. In addition, the amounts so allocated by segment may not be indicative of future charge-off trends. The allocation of the reserve account may change from year to year should Management determine that the risk characteristics of the loan portfolio and off-balance sheet credit exposures have changed.

- ----------------------------------------------------------------------------------------------------------------------------------
Allocation of the Reserve for Possible Credit Losses
- ----------------------------------------------------------------------------------------------------------------------------------
                                                        Reserve Amount                       Loan Category as % of Total Loans
                                                          December 31,                                  December 31,
- -----------------------------------------------------------------------------------         --------------------------------------
($ in millions)                                1994    1993*   1992    1991    1990         1994    1993*   1992    1991    1990
- -----------------------------------------------------------------------------------         --------------------------------------
Allocated Portion of Reserve:
   Wholesale                                 $  300  $  590  $1,330  $1,385  $2,320           45%     49%     58%     58%     60%
   Consumer                                     400     400     400     400     350           55      51      42      42      40
- -----------------------------------------------------------------------------------         --------------------------------------
Total Allocated Portion                         700     990   1,730   1,785   2,670          100%    100%    100%    100%    100%
Unallocated Portion                             714     435     183     175     167         --------------------------------------
- -----------------------------------------------------------------------------------
Total Reserve for Possible Credit Losses     $1,414  $1,425  $1,913  $1,960  $2,837
- -----------------------------------------------------------------------------------
Reserve as Percentage of:
  Total Loans                                  2.24%   2.36%   3.06%   2.89%   3.80%
  Nonaccrual Outstandings                       214%    135%     49%     45%     62%
- ----------------------------------------------------------------------------------------------------------------------------------

*Excludes accelerated disposition portfolio.

The Financial Accounting Standards Board has issued SFAS 114, "Accounting by Creditors for Impairment of a Loan," and SFAS 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure," which amends
SFAS 114 to permit a creditor to use existing methods for recognizing interest income on impaired loans. Chase will adopt SFAS 114 and SFAS 118 effective January 1, 1995. SFAS 114 modifies the accounting for impaired loans, defined as those loans where, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both the interest and principal payments, according to the contractual terms of the loan agreement. Specifically, SFAS 114 requires that impairment be measured based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.
        As described previously, Chase determines the adequacy of the reserve for possible credit losses based on an evaluation of various factors. Chase's current methodology, however, does not specifically incorporate the concept of the time value of money and expected future interest cash flows, as set forth in SFAS 114.

        The adoption of SFAS 114 and SFAS 118 would not have had a material effect based on the loan portfolio and market conditions as of December 31, 1994.
        Total net loan charge-offs for 1994 were $517 million, down $820 million, or 61%, from 1993 due to the decline of overseas loans, domestic commercial real estate and domestic commercial and industrial loan charge-offs of $497 million, $152 million and $128 million, respectively. Details of loan charge-offs and recoveries by loan type may be found on page 82.

Nonaccrual, Restructured and Past Due Outstandings and Domestic ORE
Nonaccrual outstandings are those on which interest revenue accruals have been suspended. Loans that have been renegotiated for economic or other reasons related to debtors' financial difficulties on terms that Chase would not be willing to accept for new loans with comparable risk are designated as restructured loans.
        Domestic nonaccrual outstandings continued to decrease substantially during 1994 due to repayments, charge-offs and transfers to accrual status and ORE.


- ----------------------------------------------------------------------------------------------------------------------------------
Nonaccrual and Restructured Outstandings and Domestic ORE
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     December 31,
- ----------------------------------------------------------------------------------------------------------------------------------
($ in millions)                                                                       1994      1993*     1992      1991      1990
- ----------------------------------------------------------------------------------------------------------------------------------
Domestic Outstandings:
  Commercial Real Estate                                                              $266    $  475    $2,057    $2,423    $1,780
  Commercial and Industrial                                                            109       226       503       512       549
  Other                                                                                135       181       229       211       174
- ----------------------------------------------------------------------------------------------------------------------------------
Domestic Outstandings                                                                  510       882     2,789     3,146     2,503
- ----------------------------------------------------------------------------------------------------------------------------------
Overseas Outstandings:
  Refinancing Countries                                                                 54        74       997       978     1,868
  Commercial Real Estate                                                                 8        14         9         6        11
  Commercial and Industrial                                                             47        22        66        73        98
  Other                                                                                 41        62        81       149       109
- ----------------------------------------------------------------------------------------------------------------------------------
Overseas Outstandings                                                                  150       172     1,153     1,206     2,086
- ----------------------------------------------------------------------------------------------------------------------------------
Total Nonaccrual and Restructured Outstandings                                        $660    $1,054    $3,942    $4,352    $4,589
- ----------------------------------------------------------------------------------------------------------------------------------
Domestic ORE                                                                          $251    $  895    $1,137    $  897    $  824
- ----------------------------------------------------------------------------------------------------------------------------------
As a % of Total Gross Assets:
  Nonaccrual and Restructured Outstandings                                             .57%**   1.02%     4.03%     4.35%     4.55%
  Nonaccrual and Restructured Outstandings and Domestic ORE                            .79**    1.88      5.19      5.24      5.36
- ----------------------------------------------------------------------------------------------------------------------------------

*Excludes accelerated disposition portfolio.
**Total gross assets reflect Chases's adoption of FIN 39 on January 1, 1994.

Nonaccrual loans that have been restructured but remain in nonaccrual status, primarily commercial and industrial and domestic commercial real estate loans, which amounted to $44 million and $107 million at December 31, 1994 and 1993, respectively, continue to be included in the above nonaccrual table. Loans that have been restructured and are now accruing are not material.

- -----------------------------------------------------------------------------
Reconciliation of Nonaccrual and
Restructured Outstandings
- -----------------------------------------------------------------------------
                                                               December 31,
- -----------------------------------------------------------------------------
($ in millions)                                              1994        1993
- -----------------------------------------------------------------------------
Beginning Balance                                          $1,054      $3,942
  Additions                                                   741       1,088
  Deductions:
    Repayments                                                453         724
    Interest Applied to Principal                              33          77
    Charge-offs                                               290         742
    Transfers to Trading Account                               --         418
    Transfers to Accelerated Disposition Portfolio             --         843
    Transfers to ORE--Net                                     204         817
    Transfers to Accrual Status                               141         332
    Other                                                      14          23
- -----------------------------------------------------------------------------
Ending Balance                                             $  660      $1,054
- -----------------------------------------------------------------------------


- -----------------------------------------------------------------------------
Negative Impact of Nonaccrual and Restructured
Outstandings
- -----------------------------------------------------------------------------
                                     Total         Domestic        Overseas
- -----------------------------------------------------------------------------
($ in millions)                  1994    1993    1994    1993    1994    1993
- -----------------------------------------------------------------------------
Interest Revenue That
  Would Have Been
  Recorded Under
  Original Terms                  $48   $  86     $36     $54     $12   $  32
Interest Revenue
  Actually Realized                 7     206       4       6       3     200**
- -----------------------------------------------------------------------------
  Negative (Positive)
    Impact on
    Interest
    Revenue                       $41   $(120)    $32     $48     $ 9   $(168)
- -----------------------------------------------------------------------------

  *Excludes loans held for accelerated disposition since March 31, 1993. **Includes $163 million of interest revenue realized from the sales of
   Brazilian and Argentine PDI bonds.

The year-to-year change in the negative impact on interest revenue of international nonaccrual and restructured outstandings resulted primarily from the realization of $163 million of interest revenue from the sale of Brazilian and Argentine PDI bonds in 1993.
        Accruing loans that are contractually past due 90 days or more are generally loans that are both well secured or guaranteed by financially responsible third parties and are in the process of collection. Past due consumer loans, with the exception of loans secured by 1-4 family residential properties, are generally charged off according to internally established delinquency schedules, which do not permit delinquencies to exceed 180 days. Such loans secured by 1-4 family residential properties are placed in nonaccrual status if reasonable doubt exists as to timely collectibility or if payment of principal or interest is contractually past due 90 days or more and the loan is not well secured or guaranteed by financially responsible third parties and in the process of collection.


- ----------------------------------------------------------------------------------------------------------------------------------
Accruing Loans Past Due 90 Days or More
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       December 31,
- ----------------------------------------------------------------------------------------------------------------------------------
($ in millions)                                                                       1994      1993*     1992      1991      1990
- ----------------------------------------------------------------------------------------------------------------------------------
Domestic:
  Consumer**                                                                          $191      $186      $211      $255      $296
  Commercial Real Estate                                                                 8        42       176       169        90
  Commercial and Other                                                                  20        21        26        37        53
- ----------------------------------------------------------------------------------------------------------------------------------
Total Domestic Loans                                                                   219       249       413       461       439
- ----------------------------------------------------------------------------------------------------------------------------------
Overseas Loans                                                                         181        12        45        49        66
- ----------------------------------------------------------------------------------------------------------------------------------
Total Accruing Loans Past Due 90 Days or More                                         $400      $261      $458      $510      $505
- ----------------------------------------------------------------------------------------------------------------------------------

 *Excludes loans held for accelerated disposition.
**Includes loans secured by 1-4 family residential properties.


- -----------------------------------------------------------------------------
Reconciliation of Domestic ORE
- -----------------------------------------------------------------------------
($ in millions)                                              1994        1993
- -----------------------------------------------------------------------------
Beginning Balance                                          $  895      $1,137
  Additions                                                   202         813
  Deductions:
   Transfer to Accelerated
     Disposition Portfolio                                     --         578
   Repayments and Sales                                       742         259
   Valuation Losses                                           104         213
   Returned to Loan Status                                     --           5
- -----------------------------------------------------------------------------
Ending Balance*                                            $  251**    $  895
- -----------------------------------------------------------------------------

*Includes in-substance foreclosure amounts of $218 million and $758 million, respectively.
**ORE at December 31, 1994 was carried at approximately 34% of original outstandings, primarily as a result of $492 million of cumulative charge-offs, interest applied to principal and valuation losses.

==============================================================================
Report of Independent Accountants

Price Waterhouse LLP
1177 Avenue of the Americas
New York, New York 10036

To the Board of Directors and Stockholders of The Chase Manhattan Corporation

In our opinion, the accompanying consolidated statement of condition of The Chase Manhattan Corporation and Subsidiaries and the related consolidated statements of income, of changes in stockholders' equity and of cash flows and the consolidated statement of condition of The Chase Manhattan Bank, N.A. and Subsidiaries appearing on pages 51 through 77, present fairly, in all material respects, the financial position of The Chase Manhattan Corporation and Subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 and the financial position of The Chase Manhattan Bank, N.A. and Subsidiaries at December 31, 1994 and 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the management of The Chase Manhattan Corporation and The Chase Manhattan Bank, N.A.; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.
        As discussed in Notes 1, 10 and 11 to the consolidated financial statements, The Chase Manhattan Corporation and Subsidiaries changed their method of accounting for the offsetting of amounts related to certain derivative contracts in 1994, and their method of accounting for investments in debt and equity securities, postretirement benefit plans and income taxes in 1993.


/s/ PRICE WATERHOUSE LLP
January 17, 1995

- ------------------------------------------------------------------------------
Consent of Independent Accountants
We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Nos. 2-99686, 33-7299, 33-13729, 33-20950, 33-51044, 33-55295, 33-58144, 33-61364 and
33-63018), Form S-4 (No. 33-57649) and Form S-8 (Nos. 2-84856, 2-61480,
2-91637, 2-90759, 33-28024, 33-29140, 33-29614, 33-44863 and 33-55611) of
The Chase Manhattan Corporation of our report dated January 17, 1995 appearing above. We also consent to the reference to us under the heading "Experts" in such Prospectuses.

/s/ PRICE WATERHOUSE LLP
February 28, 1995


===============================================================================
Report of Management

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


/s/ THOMAS G. LABRECQUE
Chairman and Chief Executive Officer

/s/ ARJUN K. MATHRANI
Executive Vice President and Chief Financial Officer
January 17, 1995

==================================================================================================================================
Consolidated Statement of Condition
The Chase Manhattan Corporation and Subsidiaries
                                                                                                                   December 31,
- ----------------------------------------------------------------------------------------------------------------------------------
($ in millions)                                                                                                1994           1993
- ----------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and Due from Banks                                                                                    $  4,713       $  6,068
Interest-Bearing Deposits Placed with Banks                                                                   6,791          5,309
Federal Funds Sold and Securities Purchased Under Resale Agreements                                           7,280          6,586
Trading Account Assets                                                                                       15,109          6,933
Investment Securities:
  Held to Maturity (Market Value of $2,054 and $1,417, Respectively)                                          2,084          1,384
  Available for Sale Carried at Fair Value                                                                    5,135          7,690
- ----------------------------------------------------------------------------------------------------------------------------------
Total Investment Securities                                                                                   7,219          9,074
Loans                                                                                                        63,038         60,493
    Less: Reserve for Possible Credit Losses                                                                  1,414          1,425
- ----------------------------------------------------------------------------------------------------------------------------------
Loans, Net                                                                                                   61,624         59,068
Assets Held for Accelerated Disposition                                                                          --            222
Customers' Liability on Acceptances                                                                             520            689
Accrued Interest Receivable                                                                                   1,276            871
Premises and Equipment                                                                                        1,895          1,782
Other Assets                                                                                                  7,611          5,501
- ----------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                               $114,038       $102,103
- ----------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Deposits:
  Domestic Offices:
    Noninterest-Bearing                                                                                    $ 11,990       $ 14,217
    Interest-Bearing                                                                                         21,264         26,247
- ----------------------------------------------------------------------------------------------------------------------------------
  Overseas Offices:
    Noninterest-Bearing                                                                                       2,320          2,473
    Interest-Bearing                                                                                         34,382         28,572
- ----------------------------------------------------------------------------------------------------------------------------------
Total Deposits                                                                                               69,956         71,509
Federal Funds Purchased and Securities Sold Under Repurchase Agreements                                       9,312          7,890
Commercial Paper                                                                                              1,766          1,465
Other Short-Term Borrowings                                                                                   2,884          1,813
Trading Account Liabilities                                                                                   9,664             --
Acceptances Outstanding                                                                                         525            696
Accrued Interest Payable                                                                                        651            416
Accounts Payable, Accrued Expenses and Other Liabilities                                                      5,851          4,551
Intermediate- and Long-Term Debt                                                                              5,070          5,641
- ----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                                           105,679         93,981
- ----------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
  Nonredeemable Preferred Stock (Without Par Value, 56,000,000 and 51,439,738
    Shares Outstanding, Respectively)                                                                         1,400          1,399
  Common Stock ($2.00 Par Value):
                                                      1994                 1993
                                                   -----------          -----------
  Number of Shares:
    Authorized                                     500,000,000          500,000,000
    Issued                                         185,674,178          184,290,491
    Outstanding                                    177,174,178          184,290,491                             371            369
  Surplus                                                                                                     3,949          3,922
  Net Unrealized Gains (Losses) on Investment Securities-Available for Sale                                     (35)           264
  Retained Earnings                                                                                           2,980          2,168
- ----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                                         8,665          8,122
  Less: Treasury Stock at Cost (8,500,000 Shares)                                                               306             --
- ----------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                                    8,359          8,122
- ----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                                                 $114,038       $102,103
- ----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes on pages 56 to 77 are an integral part of the financial statements.

==================================================================================================================================
Consolidated Statement of Income
The Chase Manhattan Corporation and Subsidiaries
                                                                                                      Year Ended December 31,
- ----------------------------------------------------------------------------------------------------------------------------------
($ in millions, except per common share data)                                                   1994           1993           1992
- ----------------------------------------------------------------------------------------------------------------------------------
Interest Revenue
Interest and Fees on Loans                                                                    $5,270         $5,795         $6,280
Interest on Deposits Placed with Banks                                                           498            717            759
Interest and Dividends on Investment Securities:
  Held to Maturity                                                                               144            168            579
  Available for Sale                                                                             525            517             --
Interest on Federal Funds Sold and Securities Purchased Under Resale
  Agreements                                                                                   1,277          1,029            771
Interest on Trading Account Assets                                                               420            242            316
- ----------------------------------------------------------------------------------------------------------------------------------
Total Interest Revenue                                                                         8,134          8,468          8,705
- ----------------------------------------------------------------------------------------------------------------------------------
Interest Expense
Deposits                                                                                       2,326          2,014          2,935
Federal Funds Purchased and Securities Sold Under Repurchase Agreements                          759            570            585
Commercial Paper                                                                                  68             46             40
Other Short-Term Borrowings                                                                      980          1,484            952
Intermediate- and Long-Term Debt                                                                 312            491            629
- ----------------------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                                                         4,445          4,605          5,141
- ----------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                                                           3,689          3,863          3,564
Provision for Possible Credit Losses                                                             500            995          1,220
Provision for Loans Held for Accelerated Disposition                                              --            566             --
- ----------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue After Provisions for Possible Credit Losses
  and Loans Held for Accelerated Disposition                                                   3,189          2,302          2,344
- ----------------------------------------------------------------------------------------------------------------------------------
Other Operating Revenue
Fees and Commissions                                                                           1,876          1,562          1,582
Foreign Exchange Trading Revenue                                                                 280            356            327
Trading Account Revenue                                                                          271            360            141
Investment Securities Gains                                                                      105             47             13
Other Revenue                                                                                    521            624            286
- ----------------------------------------------------------------------------------------------------------------------------------
Total Other Operating Revenue                                                                  3,053          2,949          2,349
- ----------------------------------------------------------------------------------------------------------------------------------
Other Operating Expenses
Salaries and Employee Benefits:
  Salaries                                                                                     1,773          1,590          1,505
  Employee Benefits                                                                              649            487            411
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                               2,422          2,077          1,916
Net Occupancy                                                                                    395            404            383
Equipment Rentals, Depreciation and Maintenance                                                  307            298            285
Provision for Other Real Estate Held for Accelerated Disposition                                  --            318             --
Other Expenses                                                                                 1,348          1,423          1,284
- ----------------------------------------------------------------------------------------------------------------------------------
Total Other Operating Expenses                                                                 4,472          4,520          3,868
- ----------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                                                            1,770            731            825
Applicable Income Taxes                                                                          565            265            186
- ----------------------------------------------------------------------------------------------------------------------------------
Income Before Cumulative Effect of Change in Accounting Principle                              1,205            466            639
Cumulative Effect of Change in Accounting Principle--Adoption of SFAS 109                         --            500             --
- ----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                    $1,205         $  966         $  639
- ----------------------------------------------------------------------------------------------------------------------------------
Net Income Applicable to Common Stock                                                         $1,078         $  826         $  515
- ----------------------------------------------------------------------------------------------------------------------------------
Average Common and Common Equivalent Shares Outstanding (in millions)                          183.6          172.3          148.7
Primary Earnings Per Common Share, Before Cumulative Effect of Change in
  Accounting Principle, Based on Average Shares Outstanding                                   $ 5.87         $ 1.89         $ 3.46
Cumulative Effect of Change in Acounting Principle--Adoption of SFAS 109                          --           2.90             --
- ----------------------------------------------------------------------------------------------------------------------------------
Primary Earnings Per Common Share                                                             $ 5.87         $ 4.79         $ 3.46
- ----------------------------------------------------------------------------------------------------------------------------------
Cash Dividends Declared Per Common Share                                                      $ 1.46         $ 1.20         $ 1.20
- ----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes on pages 56 to 77 are an integral part of the financial statements.

==================================================================================================================================
Consolidated Statement of Changes in Stockholders' Equity
The Chase Manhattan Corporation and Subsidiaries
                                                                                                     Year Ended December 31,
- ----------------------------------------------------------------------------------------------------------------------------------
($ in millions)                                                                                 1994           1993           1992
- ----------------------------------------------------------------------------------------------------------------------------------
Nonredeemable Preferred Stock
Balance at Beginning of Year (51,439,738, 49,539,738 and 29,639,738 Shares, Respectively)     $1,399         $1,477         $1,042
  Issuance of Preferred Stock Series J (6,000,000 Shares)                                         --             --            150
  Issuance of Preferred Stock Series K (6,800,000 Shares)                                         --             --            170
  Issuance of Preferred Stock Series L (9,600,000 Shares)                                         --             --            240
  Issuance of Preferred Stock Series M (6,900,000 Shares)                                         --            172             --
  Issuance of Preferred Stock Series N (9,100,000 Shares)                                        228             --             --
  Redemption of Preferred Stock Series D (2,500,000 Shares)                                       --             --           (125)
  Redemption of Preferred Stock Series E (5,000,000 Shares)                                       --           (250)            --
  Redemption of Preferred Stock Series F (4,539,738 Shares)                                     (227)            --             --
- ----------------------------------------------------------------------------------------------------------------------------------
Balance at End of Year (56,000,000, 51,439,738 and 49,539,738 Shares, Respectively)            1,400          1,399          1,477
- ----------------------------------------------------------------------------------------------------------------------------------
Common Stock
Balance at Beginning of Year (184,290,491, 156,096,382 and 139,857,939 Shares, Respectively)     369            312            280
  Shares Issued Pursuant to Common Stock Offering (25,300,000 Shares)                             --             51             --
  Shares Issued Pursuant to Dividend Reinvestment and Stock Purchase Plan
    (521,056, 1,813,905 and 11,100,324 Shares, Respectively)                                       1              4             22
  Shares Issued Pursuant to Common Stock Equity Contracts (3,176,040 Shares)                      --             --              6
  Shares Issued Pursuant to Floating Rate Subordinated Notes Due 1996 (1,422,245 Shares)          --             --              3
  Shares Issued Pursuant to Stock Option and Incentive Plans (860,494, 1,078,018, and
    539,834 Shares, Respectively)                                                                  1              2              1
  Shares Issued Pursuant to Stock Warrants (2,137, 2,186 and No Shares, Respectively)             --             --             --
- ----------------------------------------------------------------------------------------------------------------------------------
Balance at End of Year (185,674,178, 184,290,491, and 156,096,382 Shares, Respectively)          371            369            312
- ----------------------------------------------------------------------------------------------------------------------------------
Surplus
Balance at Beginning of Year                                                                   3,922          3,174          2,795
  Shares Issued Pursuant to Common Stock Offering                                                 --            695             --
  Shares Issued Pursuant to Dividend Reinvestment and Stock Purchase Plan                         17             52            237
  Shares Issued Pursuant to Common Stock Equity Contracts                                         --             --            126
  Shares Issued Pursuant to Floating Rate Subordinated Notes Due 1996                             --             --             32
  Shares Issued Pursuant to Stock Option and Incentive Plans                                      17             14              7
  Other                                                                                           (7)           (13)           (23)
- ----------------------------------------------------------------------------------------------------------------------------------
Balance at End of Year                                                                         3,949          3,922          3,174
- ----------------------------------------------------------------------------------------------------------------------------------
Net Unrealized Gains (Losses) on Investment Securities--Available for Sale
   Balance at Beginning of Year                                                                  264             --             --
   Net Change In Unrealized Gains (Losses) on Investment Securities--Available for Sale
    (Net of Deferred Tax (Benefits) of ($204), $174 and None, Respectively)                     (299)           264             --
- ----------------------------------------------------------------------------------------------------------------------------------
Balance at End of Year                                                                           (35)           264             --
- ----------------------------------------------------------------------------------------------------------------------------------
Retained Earnings
Balance at Beginning of Year                                                                   2,168          1,548          1,207
  Net Income                                                                                   1,205            966            639
  Cash Dividends:
    Redeemable Preferred Stock                                                                    --             (3)            (4)
    Nonredeemable Preferred Stock                                                               (127)          (138)          (120)
    Common Stock                                                                                (266)          (204)          (177)
    Aggregate Foreign Exchange Translation Gain (Loss)                                            --             (1)             3
- ----------------------------------------------------------------------------------------------------------------------------------
Balance at End of Year (Includes Foreign Exchange Translation
  Adjustments of $12, $12 and $13, Respectively)                                               2,980          2,168          1,548
- ----------------------------------------------------------------------------------------------------------------------------------
Treasury Stock
  Balance at Beginning of Year                                                                    --             --             --
  Purchases (8,500,000 Shares)                                                                  (306)            --             --
- ----------------------------------------------------------------------------------------------------------------------------------
Balance at End of Period (8,500,000 Shares)                                                     (306)            --             --
- ----------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                    $8,359         $8,122         $6,511
- ----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes on pages 56 to 77 are an integral part of the financial statements.

==================================================================================================================================
Consolidated Statement of Cash Flows
The Chase Manhattan Corporation and Subsidiaries
                                                                                                     Year Ended December 31,
- ----------------------------------------------------------------------------------------------------------------------------------
($ in millions)                                                                                 1994           1993           1992
- ----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                                                  $  1,205       $    966       $    639
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
  Cumulative Effect of Change in Accounting Principle-Adoption of SFAS 109                        --           (500)            --
  Provision for Possible Credit Losses                                                           500            995          1,220
  Provisions for Loans and Other Real Estate Held for Accelerated Disposition                     --            884             --
  Depreciation and Amortization of Premises and Equipment                                        277            261            243
  Accretion and Amortization                                                                     122            193            157
  Other Real Estate Valuation Losses                                                             105            213             83
  Deferred Income Taxes                                                                           84            230             48
  Net Gains on Sales of Assets                                                                  (626)          (671)          (299)
Net (Increase) Decrease in Operating Assets:
  Trading Account Assets                                                                         266         (1,715)        (2,037)
  Accrued Interest Receivable                                                                   (404)           103             54
  Other Assets                                                                                  (485)           355            661
Net Increase (Decrease) in Operating Liabilities:
  Trading Account Liabilities                                                                  1,330             --             --
  Accrued Interest Payable                                                                       240           (161)          (284)
  Accounts Payable, Accrued Expenses and Other Liabilities                                       773            493             33
Other-Net                                                                                     (1,163)            17           (508)
- ----------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                      2,224          1,663             10
- ----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
Net (Increase) Decrease in Interest-Bearing Deposits Placed with Banks                        (1,247)           296         (1,484)
Net Increase in Federal Funds Sold and Securities Purchased Under Resale Agreements             (695)        (2,395)          (271)
Investment Securities-Held to Maturity:
  Payments for Purchases                                                                      (1,420)          (737)        (4,708)
  Proceeds from Sales                                                                             --             --          1,674
  Proceeds from Maturities, Calls and Prepayments                                                738            656          2,055
Investment Securities-Available for Sale Carried at Fair Value; At Lower of
Cost or Market in 1993:
  Payments for Purchases                                                                      (4,800)       (10,798)            --
  Proceeds from Sales                                                                          5,218          6,675             --
  Proceeds from Maturities, Calls and Prepayments                                              1,859          2,733             --
Loans:
  Net Increase in Loans Made to Customers                                                    (12,396)       (14,303)        (7,901)
  Payments for Purchases                                                                      (3,619)        (2,525)          (273)
  Proceeds from Sales and Securitizations                                                     13,048         13,479         11,526
Proceeds from Sales and Repayments of Assets Held for Accelerated Disposition                    325          1,093             --
Net Purchases of Premises and Equipment                                                         (391)          (191)          (444)
Acquisition of Mortgage Subsidiaries                                                            (348)          (202)            --
Proceeds from the Sale of Other Assets and Premises                                              102            122             26
- ----------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Investing Activities                                              (3,626)        (6,097)           200
- ----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
Net Increase (Decrease) in Deposits                                                           (1,490)         4,986         (3,450)
Net Increase in Federal Funds Purchased and Securities Sold Under Repurchase Agreements        1,436            973          1,382
Net Increase in Commercial Paper                                                                 301            320            131
Net Increase (Decrease) in Other Short-Term Borrowings                                         1,021             88           (290)
Intermediate- and Long-Term Debt:
  Proceeds from Issuance                                                                         741          1,102          2,424
  Repayments and Redemptions                                                                  (1,327)        (2,279)        (1,968)
Redemption of Redeemable Preferred Stock                                                          --            (53)            --
Stockholders' Equity:
  Cash Dividends                                                                                (393)          (345)          (301)
  Proceeds from Issuance of Nonredeemable Preferred Stock                                        221            167            542
  Redemption of Nonredeemable Preferred Stock                                                   (227)          (250)          (130)
  Proceeds from Issuance of Common Stock                                                          36            790            386
  Purchase of Treasury Stock                                                                    (306)            --             --
- ----------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Financing Activities                                                  13          5,499         (1,274)
- ----------------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                                                           34             (5)            (5)
- ----------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Due from Banks                                            (1,355)         1,060         (1,069)
- ----------------------------------------------------------------------------------------------------------------------------------
Cash and Due from Banks at Beginning of Year                                                   6,068          5,008          6,077
- ----------------------------------------------------------------------------------------------------------------------------------
Cash and Due from Banks at End of Year                                                      $  4,713       $  6,068       $  5,008
- ----------------------------------------------------------------------------------------------------------------------------------
Cash Paid for: Interest                                                                     $  4,210       $  4,767       $  5,413
               Income Taxes                                                                 $    190       $    155       $    167
Noncash Investing and Financing Activities:
  Net Loan Transfers to Other Real Estate                                                   $    204       $    817       $    507
- ----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes on pages 56 to 77 are an integral part of the financial statements.

==================================================================================================================================
Consolidated Statement of Condition
The Chase Manhattan Bank, N.A. and Subsidiaries
                                                                                                                   December 31,
- ----------------------------------------------------------------------------------------------------------------------------------
($ in millions)                                                                                                1994           1993
- ----------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and Due from Banks                                                                                     $ 4,518        $ 5,772
Interest-Bearing Deposits Placed with Banks                                                                   7,002          5,431
Federal Funds Sold and Securities Purchased Under Resale Agreements                                           3,824          4,439
Trading Account Assets                                                                                       13,088          6,309
Investment Securities:
  Held to Maturity (Market Value of $1,739 and $684, Respectively)                                            1,760            657
  Available for Sale Carried at Fair Value                                                                    4,502          6,766
- ----------------------------------------------------------------------------------------------------------------------------------
Total Investment Securities                                                                                   6,262          7,423
Loans                                                                                                        50,607         48,109
  Less: Reserve for Possible Credit Losses                                                                    1,092          1,085
- ----------------------------------------------------------------------------------------------------------------------------------
Loans, Net                                                                                                   49,515         47,024
Assets Held for Accelerated Disposition                                                                          --            219
Customers' Liability on Acceptances                                                                             520            689
Accrued Interest Receivable                                                                                     966            566
Premises and Equipment                                                                                        1,759          1,617
Other Assets                                                                                                  6,525          4,514
- ----------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                                $93,979        $84,003
- ----------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholder's Equity
Deposits:
  Domestic Offices:
    Noninterest-Bearing                                                                                     $11,648        $13,740
    Interest-Bearing                                                                                         17,888         21,276
  Overseas Offices:
  Interest-Bearing                                                                                            2,320          2,473
    Interest-Bearing                                                                                         33,645         28,120
- ----------------------------------------------------------------------------------------------------------------------------------
Total Deposits                                                                                               65,501         65,609
Federal Funds Purchased and Securities Sold Under Repurchase Agreements                                       2,580          3,534
Other Short-Term Borrowings                                                                                   2,308          1,253
Trading Account Liabilities                                                                                   8,066             --
Acceptances Outstanding                                                                                         525            696
Accrued Interest Payable                                                                                        574            347
Accounts Payable, Accrued Expenses and Other Liabilities                                                      4,620          3,088
Intermediate- and Long-Term Debt                                                                              2,803          3,032
- ----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                                            86,977         77,559
- ----------------------------------------------------------------------------------------------------------------------------------
Stockholder's Equity:
  Capital Stock ($15 Par Value):
                                             1994                 1993
                                          ----------           ----------
Number of Shares:
    Authorized                            81,744,445           81,744,445
    Outstanding                           61,038,415           60,699,597                                       916            910
  Surplus                                                                                                     4,656          4,383
  Net Unrealized Gains (Losses) on Investment Securities-Available for Sale                                     (65)           187
  Undivided Profits                                                                                           1,495            964
- ----------------------------------------------------------------------------------------------------------------------------------
Total Stockholder's Equity                                                                                    7,002          6,444
- ----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholder's Equity                                                                  $93,979        $84,003
- ----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes on pages 56 to 77 are an integral part of the financial statements.

Member Federal Deposit Insurance Corporation

=============================================================================
Notes to Financial Statements
The Chase Manhattan Corporation and Subsidiaries

Note 1. Significant Accounting Policies
The accounting policies followed by The Chase Manhattan Corporation (the Company) and its subsidiaries are disclosed below. They are an integral part of the financial statements and should be read in conjunction with these notes. Throughout the notes, the term Chase refers to The Chase Manhattan Corporation and its direct and indirect subsidiaries. The term banking subsidiaries, as used in these notes, includes any of the following commercial banks: The Chase Manhattan Bank, N.A. (the Bank), The Chase Manhattan Bank (USA) (Chase USA), The Chase Manhattan Bank of Connecticut, N.A. (Chase Connecticut), The Chase Manhattan Bank of Maryland (Chase Maryland), The Chase Manhattan Private Bank (Florida), N.A. (Chase Florida) and Chase Bank of Arizona (Chase Arizona). Chase sold Chase Arizona during 1994. Chase Lincoln First Bank, N.A. (Chase Lincoln), previously an indirect subsidiary of the Company, was merged into the Bank on January 1, 1993. The term Bank refers to The Chase Manhattan Bank, N.A. and its subsidiaries, including Chase Manhattan Overseas Banking Corporation (CMOBC), which holds investments in overseas commercial banking and financial services subsidiaries. The term nonbanking subsidiaries refers to subsidiaries of the Company not chartered as commercial banks that are engaged in investment banking, mortgage banking, commercial and consumer financing, and other financial services.
        Chase follows generally accepted accounting principles and, where applicable, the accounting and reporting guidelines prescribed by the Securities and Exchange Commission and bank regulatory authorities. Chase carries its assets and liabilities principally on the historical cost basis and follows the accrual method of accounting.
        Assets held in an agency or fiduciary capacity by commercial banking subsidiaries and by trust and investment advisory subsidiaries are not assets of Chase and, accordingly, are not included in the accompanying financial statements.
        Certain amounts in prior periods have been reclassified to conform to the current presentation.

Consolidation Policies
The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, principally the Bank, after elimination of material intercompany transactions.
        Investments in associated companies (20%--50% ownership interest) are accounted for under the equity method and are reported in Other Assets. Chase's equity interest in the earnings (losses) of these associated companies and gains (losses) realized on dispositions of investments in associated companies are reported in Other Revenue.

Translation of Foreign Currency Financial Statements
Assets and liabilities of overseas entities are translated into U.S. dollars at the respective year-end exchange rates. Revenue and expenses are translated monthly at prevailing rates of exchange.
        Foreign exchange translation gains (losses) resulting from Chase's investments in overseas entities, except for those located in highly inflationary economies, net of related derivative contracts used as part of Chase's asset/liability management activities and income tax effects, are credited or charged directly to Retained Earnings. Foreign exchange translation gains (losses) pertaining to entities located in highly inflationary economies are reported in Other Revenue.

Trading Activities
Chase trades securities, certain loans, precious metals and derivative contracts. Positions are valued at estimated fair values.
        Realized and unrealized gains (losses) related to foreign exchange derivative contracts are recognized in Foreign Exchange Trading Revenue.
        Realized and unrealized gains (losses) related to securities, certain loans, precious metals, interest rate derivative contracts and commodity contracts are recognized in Trading Account Revenue. A portion of income related to credit risk and ongoing servicing of interest rate swaps and currency exchange agreements is deferred and accreted into income over the terms of these contracts. Certain refinancing country extensions of credit previously written down were transferred to the trading account. Unrealized gains on these extensions of credit are deferred until realized.
        Interest revenue and expense arising from trading instruments are included in the income statement as part of net interest revenue.
        During 1993, Chase reported the fair value of trading derivative contracts on a net basis in the Consolidated Statement of Condition, consistent with industry practice. On January 1, 1994, Chase adopted FASB Interpretation 39, "Offsetting of Amounts Related to Certain Contracts"
(FIN 39). FIN 39 requires the fair value of trading derivative contracts to be reported on a gross basis as trading account assets and liabilities in the statement of condition beginning in 1994, except for contracts executed with the same counterparty under legally enforceable master netting agreements, which continue to be presented on a net basis.
        Obligations to deliver securities sold but not yet purchased are included in Trading Account Liabilities as a result of the adoption of FIN 39. For 1993, these amounts were included in Accounts Payable, Accrued Expenses and Other Liabilities.

Asset/Liability Management Activities
As part of its asset/liability management (ALM) activities, which include both interest rate and foreign currency risk management, Chase enters into various derivative contracts, including interest rate swaps and currency exchange agreements and forward, futures, option, cap and floor contracts.
        ALM contracts are accounted for in a manner consistent with the accounting treatment appropriate for the asset or liability hedged by such contracts, generally on an accrual basis. Swap and currency exchange agreement income and expense are reported in Interest Revenue or Interest Expense applicable to the related hedged assets or liabilities in the period that they accrue. Yield-related payments or receipts associated with such contracts are accrued over the terms of the contracts. Premiums on purchased option and option-related products are amortized over the term of the option contract. Gains (losses) realized on interest rate contracts that are effective as hedges are generally deferred and amortized over the remaining life of the related assets or liabilities. Such deferred gains and losses are reflected in the carrying amounts of the related assets and liabilities and are amortized to income as adjustments to Interest Revenue or Interest Expense arising from those assets or liabilities.
        Open derivative contracts linked to assets or liabilities that are sold or otherwise disposed of are terminated at the time of disposition. Any gains and losses on such derivative contracts are recognized in current period income as an adjustment to the gain or loss on disposition of the related assets or liabilities.

Investment Securities
Prior to December 31, 1992, all investment securities were carried at historical cost, adjusted for amortization of premiums and accretion of discounts. On December 31, 1992, Chase elected to carry at historical cost, adjusted for amortization of premiums and accretion of discounts, only those investment securities for which it had both the positive intent and ability to hold to maturity. All remaining securities that might have been sold prior to maturity were then carried at the lower of aggregate cost or market, with any valuation adjustments reported in Investment Securities Gains (Losses).
        At December 31, 1993, Chase adopted Statement of Financial Accounting

Standards (SFAS) 115, "Accounting for Certain Investments in Debt and Equity Securities." Securities that Chase has both the positive intent and ability to hold to maturity are classified as Investment Securities Held to Maturity and carried at historical cost, adjusted for amortization of premiums and accretion of discounts. Investment Securities Available for Sale, which are those securities that may be sold prior to maturity as part of asset/liability management or in response to other factors, are carried at fair value with any valuation adjustments reported in a separate component of stockholders' equity, net of deferred income taxes. Also included in Investment Securities Available for Sale are investments resulting from corporate finance-related activities.
        Interest and dividends on investment securities and amortization of premiums and accretion of discounts are reported in Interest and Dividends on Investment Securities. Gains (losses) realized on sales of investment securities are generally determined on the specific identification method and are reported in Investment Securities Gains (Losses), except for realized gains (losses) on corporate finance-related securities, which are reported in Other Revenue.

Loans
Loans are generally reported at their principal amounts outstanding, net of unearned discount and fee revenue, if any. Loans held for sale are carried at lower of cost or fair value. Interest revenue on loans not made on a discount basis is credited to Interest Revenue based on loan principal amounts outstanding at appropriate interest rates. Unearned discount on loans is credited to Interest Revenue on a basis that approximates level rates of return over the terms of the loans.
        Chase recognizes loan-related fees as an adjustment of the loan's yield over the life of the loan utilizing an interest method that results in a level rate of return.
        Fees related to commitments to extend credit are generally deferred until the credit is extended and are then recognized over the life of the loan. Fees on expired, but unused commitments, are recognized in revenue at expiration. Fees from issuing standby letters of credit are generally recognized over the period to maturity. Loan syndication fees are generally recognized when the syndication is complete and specific yield-related requirements have been satisfied.
        Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Loans, excluding most consumer loans, are placed in nonaccrual status if reasonable doubt exists as to timely collectibility or if payment of principal or interest is contractually past due ninety days or more and the loan is not well secured and in the process of collection. Any accrued but unpaid interest previously recorded on such loans is reversed against current period interest revenue. Interest revenue on nonaccrual loans is recognized subsequently only in the period realized. Except in cases where other accounting or regulatory rules apply, loans are generally returned to accrual status when the collectibility of both principal and interest on a timely basis is reasonably assured and all delinquent principal and interest are brought current or the loan becomes well secured and in the process of collection. Consumer loans, except for loans secured by 1-4 family residential properties, are generally charged off against the Reserve for Possible Credit Losses according to established delinquency schedules.
        Loans that have been renegotiated for economic or other reasons related to debtors' financial difficulties on terms that Chase would not be willing to accept for new loans with comparable risk are designated as restructured loans. Interest on such loans is accrued at the renegotiated rates. If reasonable doubt exists with respect to timely collectibility of interest at the renegotiated rates, then such loans are transferred to nonaccrual status. Where arrangements provide for additional interest to be paid on a contingent basis, such interest is not recognized until deemed realizable.
        Chase sells or securitizes certain commercial and consumer loans.
Such sales are generally to maturity and without recourse to Chase. A limited number of assets are sold with recourse for which appropriate reserves are provided. Gains or losses, as appropriate, are recognized immediately to the extent the sales price of loans sold differs from the related carrying amount.

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

Real Estate Properties Acquired in
Satisfaction of Loans
Real estate properties acquired in satisfaction of loans (ORE), including in-substance foreclosures, are reported in Other Assets and are recorded at the lower of cost or estimated fair value, less estimated selling expenses, on their acquisition dates and at the lower of such initial amount or estimated fair value, less estimated selling expenses, thereafter. Subsequent write-downs are recorded in Other Operating Expenses, along with operating expenses of such properties, net of related revenue, and gains (losses) on their dispositions.

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

Goodwill and Other Intangible Assets
Goodwill, representing the cost of investments in subsidiaries and affiliated companies in excess of fair value of net assets acquired at acquisition, is amortized over periods not exceeding twenty-five years.
        Other acquired intangible assets, such as the value of purchased core deposits, mortgage servicing rights and credit card relationships, are amortized over the periods benefited, not exceeding fifteen years. An impairment valuation is performed quarterly on these assets.

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

Income Taxes
Chase adopted SFAS 109, "Accounting for Income Taxes,'' on a prospective basis as of January 1, 1993. SFAS 109 recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Net deferred tax assets, whose realization is dependent on taxable earnings of future years, are recognized when a more-likely-than-not criterion is met, that is, unless a greater than 50% probability exists that the tax benefits will not actually be realized sometime in the future.
        Prior to 1993, Chase followed SFAS 96 also entitled, "Accounting for Income Taxes." Under SFAS 96, deferred tax assets whose realization is dependent on taxable earnings of future years were not recognized.
        The Company and certain of its subsidiaries file consolidated tax returns with the Federal, New York State and New York City taxing authorities. Other subsidiaries file separate domestic and foreign tax returns as required. Applicable taxes of the individual companies are generally determined on the basis of filing separate returns. Amounts to be paid or credited with respect to current taxes determined for subsidiaries included in consolidated tax returns are paid to or received from the Company.

Statement of Cash Flows
For purposes of preparing the Consolidated Statement of Cash Flows, Chase defines cash and cash equivalents as Cash and Due from Banks, while the Company's cash and cash equivalents are defined as Demand Deposits with the Bank.
        Cash flows of hedge derivative contracts are reported together with the cash flows of the related assets or liabilities.
        Changes in assets and liabilities are net of the effects of sales and acquisitions.

Earnings per Share
Primary earnings per common share amounts are computed by dividing Net Income after deduction of preferred stock dividends by the average number of common and common equivalent shares outstanding during the period. The fully dilutive effects of certain instruments were not material and, therefore, not presented in the financial statements.

===============================================================================
Note 2. Derivative Contracts
Effective December 31, 1994, SFAS 119, "Disclosure about Derivative
Financial Instruments and Fair Value of Financial Instruments," requires disclosures about derivative contracts--swap, forward, futures, and option-related contracts, and other financial instruments with similar characteristics--distinguished between derivative contracts held for trading and those used for purposes other than trading
(i.e., asset/liability management (ALM)).

Trading Activities
The nature and terms of trading derivative contracts--interest rate, foreign exchange and commodity contracts--and a summary of the notional amounts and related credit risk amounts at December 31, 1994 and 1993 are included in the Trading Derivative Contracts section within the Management's Discussion and Analysis (MD&A) on page 39.
        The 1994 period-end fair value of trading derivative contract assets of $8.3 billion and trading derivative contract liabilities of $8.0 billion are included in the Trading Account Assets and Liabilities table in the MD&A section on page 39. The 1994 average fair values of trading derivative contract assets and liabilities were $10.2 billion and $9.7 billion, respectively.
        The net gains and losses arising from trading activities during 1994, 1993 and 1992, disaggregated by category consistent with the management of these activities (i.e., foreign exchange and precious metals, interest rate and commodity derivatives, and securities trading and underwriting) are presented in the Total Trading and Trading-Related Revenues table in the MD&A section on page 39.

Asset/Liability Management Activities
Derivative contracts used for ALM activities at December 31, 1994 and 1993 are discussed in the ALM Risk Management section on page 35 and Other Risk Management Activities section on page 38 of the MD&A. The carrying values and estimated fair values of these contracts are disclosed in Note 3 -- Fair Value of Financial Instruments. The description of derivative contracts used for ALM purposes is the same as that presented in the Trading Derivative Contracts section on page 39 of the MD&A.

Credit and Market Risk
Credit risk, as defined by SFAS 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," is the possibility that a loss may occur from counterparty failure to perform according to the terms of the contract. Credit exposure (i.e., the risk of accounting loss) exists when a trading derivative contract has a positive fair value, which is recorded on-balance sheet in trading account assets. For ALM contracts, credit exposure primarily consists of accrued receivables on open swap contracts and unamortized premiums on open option-related contracts.
        Market risk is the risk of change in value due to changes in the financial markets, such as changes in the level of interest and foreign exchange rates, that may result in a negative impact to the fair value of the derivative contracts.

===============================================================================
Note 3. Fair Value of Financial Instruments
SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires entities to disclose information about the estimated fair values of financial instruments. Substantially all of Chase's assets, liabilities and off-balance sheet products are considered financial instruments as defined by SFAS 107.
        For the majority of Chase's financial instruments, principally loans and deposits, fair values are not readily available since there are no available trading markets as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated using various valuation techniques, such as discounting estimated future cash flows using discount rates believed to be commensurate with the risks involved. However, the determination of estimated future cash flows and discount rates is inherently subjective and imprecise. In addition, for those financial instruments with option-related features, prepayment assumptions are incorporated into the valuation techniques. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values.
        The fair values reflected below are indicative of the interest rate environments at December 31, 1994 and 1993 and do not take into consideration the effects of interest rate fluctuations. In different interest rate environments, fair value results can differ significantly, especially for certain fixed-rate financial instruments and nonaccrual assets. In addition, the fair values presented do not attempt to estimate the value of Chase's many fee generating businesses and anticipated future business activities, that is, they do not represent Chase's value as a going concern. Furthermore, the differences between the carrying amounts and the fair values presented may not be realized since, in the majority of cases, Chase generally intends to hold these financial instruments to maturity and realize the recorded values.
        Reasonable comparability of fair values among financial institutions is not likely due to the wide range of permitted valuation techniques and numerous estimates that must be made. This lack of objective pricing standards introduces a greater degree of subjectivity to these derived or estimated fair values. Therefore, readers are cautioned in using this information for purposes of evaluating the financial condition of Chase.
        Overall, the difference between the net fair values and the net carrying values of all Chase's financial instruments, while still favorable, has decreased from 1993, mainly as a result of the increasing interest rate environment and the realization of gains from certain financial instruments whose estimated fair values were higher than their carrying values at December 31, 1993.
        The net decline in the value of Chase's ALM derivative contracts from 1993 to 1994 was more than offset by a net increase in value of the related linked balance sheet position. This net increase in value of the related linked positions reflected the substantially higher economic value of Chase's core deposit funding base and lower cost intermediate- and long-term debt.
The benefits of this low cost funding are currently being recognized in income as a lower level of interest expense. However, the economic value of the core deposit funding base is not reflected in the fair values disclosed below, since SFAS 107 states that in estimating the fair value of deposit liabilities, the value of core deposit intangibles cannot be taken into consideration.
        The estimated fair values and carrying values at December 31, 1994 and 1993, the methodologies used and key assumptions made to estimate fair values follow.



- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                          December 31,
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                             1994                              1993
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                 Estimated Fair                     Estimated Fair
- ----------------------------------------------------------------------------------------------------------------------------------
($ in millions)                                                   Carrying Value          Value      Carrying Value          Value
- ----------------------------------------------------------------------------------------------------------------------------------
Short-Term Financial Instruments
  Assets                                                                $ 13,789       $ 13,789            $ 14,214       $ 14,214
  Liabilities                                                            (14,763)       (14,763)            (12,648)       (12,648)
- ----------------------------------------------------------------------------------------------------------------------------------
Financial Instruments That Are Primarily Traded in Financial Markets
  Assets:
    Trading Account Assets*                                             $ 15,109       $ 15,122            $  6,933       $  7,187
    Investment Securities                                                  7,219          7,160               9,074          9,135
      Related Derivative Assets (Liabilities)**                                              29                                (28)
  Liabilities:
    Trading Account Liabilities                                           (9,664)        (9,664)                 --             --
- ----------------------------------------------------------------------------------------------------------------------------------
Financial Instruments That Are Not Generally Traded
  Assets:
    Interest-Bearing Deposits Placed with Banks                         $  6,791       $  6,780            $  5,309       $  5,302
    Assets Held for Accelerated Disposition--Loans                            --             --                 151            151
    Other Assets--Financial Instruments                                    4,381          4,463               2,672          2,665
      Related Derivative Assets (Liabilities)**                                             (38)                                 7
  Liabilities:
    Deposits***                                                          (70,272)       (70,149)            (71,237)       (71,459)
      Related Derivative Assets (Liabilities)**                                            (315)                                55
    Other Short-Term Borrowings                                           (2,884)        (2,884)             (1,813)        (1,816)
    Intermediate- and Long-Term Debt                                      (5,070)        (4,903)             (5,641)        (5,871)
      Related Derivative Assets (Liabilities)**                                            (195)                               121
- ----------------------------------------------------------------------------------------------------------------------------------
Loans
  Gross Loans                                                           $ 63,267       $ 62,782            $ 60,722       $ 60,952
  Less: Unearned Discount and Fee Revenue                                    229             --                 229             --
        Reserve for Possible Credit Losses                                 1,414             --               1,425             --
- ------------------------------------------------------------------------------------------------------------------------------------
Net Loans                                                                 61,624         62,782              59,068         60,952
        Related Derivative Assets (Liabilities)**                                            18                                 (8)
- ----------------------------------------------------------------------------------------------------------------------------------
Commitments                                                                   --             (8)                 --             --
- ----------------------------------------------------------------------------------------------------------------------------------

   *Included in these amounts are certain cross-border extensions of credit that were previously written down prior to being transferred to the trading account. Such assets are carried at lower of cost or fair value.
 **The on-balance sheet amount of open purchased options and option-related contracts for 1994 was $169 million.  At December
   31, 1994, derivative fair values were comprised of gross positive fair values of $416 million and gross negative fair values of $917 million.
***Carrying values exclude $316 million and $(272) million for 1994 and 1993, respectively, of deferred (gains) losses and premiums on open purchased options and option-related contracts.

Derivative Contracts Used for Asset/Liability Management Purposes were valued using market prices or pricing models consistent with methods used by Chase in valuing similar instruments used for trading purposes.

Short-Term Financial Instruments include Cash and Due from Banks, Federal Funds Sold and Securities Purchased Under Resale Agreements, Customers' Liability on Acceptances, Accrued Interest Receivable, Federal Funds Purchased and Securities Sold Under Repurchase Agreements, Commercial Paper, Acceptances Outstanding and Accrued Interest Payable. Also, included in Accounts Payable, Accrued Expenses and Other Liabilities are $2,509 million and $2,181 million of financial instruments at December 31, 1994 and 1993, respectively. These financial instruments have been valued at their carrying values given the relatively short period of time between origination of the instruments and their expected realization.

Financial Instruments That Are Primarily Traded in Financial Markets were valued using either market prices, pricing models, dealer quotes where available, or quoted market prices of financial instruments with similar characteristics.

Financial Instruments That Are Not Generally Traded were valued, for the most part, by discounting estimated future cash flows using rates believed to be appropriate.
        In accordance with SFAS 107, the fair value of deposits with no defined maturities, such as noninterest-bearing deposits, money market and savings accounts, was reported as the amount payable on demand. Interest-bearing time deposits were valued using rates representing Chase's cost to raise funds of similar remaining maturities. Retail brokered certificates of deposit were valued using broker quotes.
        Other Short-Term Borrowings and Intermediate- and Long-Term Debt were valued using market rates where available. However, for the majority of these borrowings, fair values were estimated using a discounted cash flow model based on rates representing Chase's cost to raise funds of similar remaining maturity.

Loans were valued using methodologies believed to be suitable for each loan type. Certain of these methodologies and key assumptions made are discussed below.
        In determining the fair value of loans, future receipts of both principal and interest were estimated and discounted at various rates believed to be appropriate. In contrast, when determining the adequacy of the Reserve for Possible Credit Losses for historical cost financial statements, only expected principal losses are included, without consideration as to the timing and related present value of such losses.
        Homogeneous categories of consumer loans, such as loans secured by 1-4 family residential properties, credit card receivables and certain other consumer loans, were valued using discounted cash flow models that incorporated quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.
        The fair values for most other types of loans were determined by estimating future cash flows on the basis of broad portfolio assumptions and discounting these future cash flows using current rates at which similar loans would currently be made to borrowers with similar credit risks. For floating rate loans, which represent most of Chase's loans, market rates were determined based on market spreads obtained from external loan pricing services and extrapolated to correspond to the risk and maturity profile of Chase's loans. Similarly, the discount rates used for overseas loans also reflected the economic conditions of local markets and currencies in which the loans were originated.
        For nonaccrual loans, Chase attempted to estimate the amount and timing of future cash flows and what further cash flow adjustments would be required so that these loans could be considered analogous to higher risk performing loans. These estimated future cash flows were then discounted at rates similar to the rates used for the higher risk performing loans plus an incremental spread due to the greater risk.
        These estimated fair values assume various holding periods for purposes of discounting estimated future cash flows. Accelerated holding periods could result in values less than the estimated fair values reflected.

Commitments to Extend Credit, Standby Letters of Credit, Foreign Office Guarantees and Commercial Letters of Credit (Commitments) were valued using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For those commitments where a future stream of fees is charged, a discounted cash flow model was used to discount the difference between contractual fees actually charged and fees currently charged at year-end for agreements of similar credit rating and maturity. Market commitment fees were obtained from external pricing services, where available. Discount rates used were the same as those used to fair value loans with similar credit risk and tenor. At December 31, 1994, Chase had approximately $31 billion, $11 billion and $3 billion, respectively, in contracts outstanding for commitments to extend credit, standby letters of credit including foreign office guarantees, and commercial letters of credit compared with approximately $28 billion, $11 billion and $2 billion, respectively, at December 31, 1993.

Supplemental Disclosure of Certain Nonfinancial Instruments Although SFAS 107 does not consider intangible assets as financial instruments, it does not prohibit the voluntary disclosure of information about the fair value of such assets. Chase has developed relationships with its core depositors, credit cardholders, and mortgage servicing customers that, in the opinion of Management, have significant economic value not currently reflected in the Consolidated Statement of Condition (to the extent Chase has not purchased such intangibles).
        Specifically, a significant intangible value arises from Chase's core deposit funding base, comprised of demand deposits, noninterest-bearing time deposits, savings accounts and money market accounts, which represents a low-cost stable source of funds. As interest rates rise, core deposits increase in value as they provide a less costly funding source than other funding alternatives.
        Likewise, a significant intangible value arises from Chase's credit card portfolio which results from future receivables and related cash flows generated from future credit card usage. A significant intangible value also arises from the future receivables and related cash flows generated from Chase's Advantage Credit loan portfolio. Chase services a significant 1-4 family mortgage portfolio. A significant mortgage servicing intangible value arises from the future fees that can be generated from servicing this portfolio.
        Due to the inherent subjectivity in assumptions and methodologies associated with such valuations, no fair values are reported for such intangibles.

==================================================================================================================================
Note 4. Loans
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  December 31,
- ----------------------------------------------------------------------------------------------------------------------------------
($ in millions)                                                                       1994      1993*     1992      1991      1990
- ----------------------------------------------------------------------------------------------------------------------------------
Domestic Offices:
  Wholesale:
    Commercial Real Estate
      Construction and Development                                                 $   610   $ 1,124   $ 3,252   $ 4,233   $ 4,924
      Other Real Estate                                                              1,445     1,975     3,492     4,370     4,137
    Commercial and Industrial                                                        8,291     8,032     9,185     9,972    12,950
    Financial Institutions                                                             989     1,391     1,718     2,028     2,543
    Lease Financings                                                                 2,007     1,617     1,827     2,240     2,934
    Other                                                                              977     1,460     1,421     1,365     2,050
  Consumer:
    Loans Secured by 1-4 Family Residential Properties                              15,092    14,126    10,670    13,043    12,989
    Credit Card Loans                                                                7,733     6,426     6,317     7,370     8,552
    Other                                                                            9,638     8,009     7,343     5,924     6,469
- ----------------------------------------------------------------------------------------------------------------------------------
Total Domestic Offices, Gross                                                       46,782    44,160    45,225    50,545    57,548
Less: Unearned Discount and Fee Revenue                                                177       188       339       503     1,013
- ----------------------------------------------------------------------------------------------------------------------------------
Total Domestic Offices                                                              46,605    43,972    44,886    50,042    56,535
- ----------------------------------------------------------------------------------------------------------------------------------
Overseas Offices:
  Wholesale:
    Commercial Real Estate                                                             304       281       314       446       238
    Commercial and Industrial                                                        9,020    10,002     8,615     8,513     8,287
    Financial Institutions                                                           1,963     1,513     1,731     1,573     1,852
    Loans to Governments and Official Institutions                                     866       972     3,478     3,407     3,178
    Lease Financings                                                                    59        34        54       171       901
    Other Loans                                                                      1,773     1,477     1,209     1,333     1,428
  Consumer Loans:
    Loans Secured by 1-4 Family Residential Properties                                 884       846       905     1,208     1,387
    Credit Card Loans                                                                  390       283       294       245       369
    Other                                                                            1,226     1,154     1,115       928       785
- ----------------------------------------------------------------------------------------------------------------------------------
Total Overseas Offices, Gross                                                       16,485    16,562    17,715    17,824    18,425
Less: Unearned Discount and Fee Revenue                                                 52        41        43        81       233
- ----------------------------------------------------------------------------------------------------------------------------------
Total Overseas Offices                                                              16,433    16,521    17,672    17,743    18,192
- ----------------------------------------------------------------------------------------------------------------------------------
Total Loans                                                                        $63,038   $60,493   $62,558   $67,785   $74,727
- ----------------------------------------------------------------------------------------------------------------------------------

*Excludes accelerated disposition portfolio.

At December 31, 1994 and 1993, unused conditional commitments to lend to borrowers whose loans were in nonaccrual or restructured status aggregated $11 million and $46 million, respectively.


==============================================================================
Note 5. Financial Instruments with Off-Balance Sheet Risk
SFAS 105 requires disclosures about financial instruments with off-balance sheet risk and credit risk concentrations (see Note 7--Significant Credit Risk Concentrations).
        Credit risk, as defined by SFAS 105, is the possibility that loss may occur from counterparty failure to perform according to the terms of the contract. Such credit risk is controlled through credit approvals, limits and monitoring procedures based on the same credit policies used for on-balance sheet instruments. Chase attempts to limit its credit risk by dealing with counterparties believed to be creditworthy and obtaining collateral, where appropriate.
        Chase segregates the required disclosures into three areas: lending-related, trading and ALM. See Note 2 -- Derivative Contracts for further discussion on trading and ALM activities.

- ---------------------------------------------------------------------------------------------------------------------------------
Off-Balance Sheet Lending--Related Risk
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                December 31,
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                    1994                          1993
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                             Contract    Credit Risk       Contract    Credit Risk
($ in millions)                                                                Amount*        Amount**       Amount*        Amount**
- ----------------------------------------------------------------------------------------------------------------------------------
Commitments to Extend Credit***                                               $31,000        $31,000        $28,100        $28,100
Standby Letters of Credit and Foreign Office
  Guarantees                                                                   11,400         11,400         11,400         11,400
Other Letters of Credit                                                         2,900          2,900          2,100          2,100
- ----------------------------------------------------------------------------------------------------------------------------------

  *Contract amounts of these instruments, which are not included in the Consolidated Statement of Condition, are indicators of the level of Chase's activities in particular classes of financial instruments.
 **As required by SFAS 105, credit risk amounts do not consider the value of any collateral and assume the total potential loss on undrawn commitments, standby letters of credit and similar arrangements.
***Excludes credit card commitments of $28.7 billion and $26.9 billion and Advantage Credit loan commitments of $2.5 billion and $2.4 billion at December 31, 1994 and 1993, respectively.

Lending-Related Activities
Chase designs and markets various products that provide its customers with working capital. These products may be in the form of commitments to extend credit, standby letters of credit, foreign office guarantees and other letters of credit that provide for the performance of a customer. These products have potential off-balance sheet risk, as Chase's contractual commitment is not reflected in the Consolidated Statement of Condition until the commitment has been fulfilled.

Commitments to Extend Credit, which generally have fixed expiration dates or other termination clauses, are legally binding agreements to lend to customers (provided there are no violations of any conditions established in the contracts). Since many commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. Collateral held, if any, varies but typically includes cash, marketable securities, accounts receivable, inventory, property, plant and equipment and residential properties. Credit card and Advantage Credit loan commitments are unsecured agreements to extend credit. Such commitments are reviewed periodically, at which time the commitments may be maintained, increased, decreased or canceled depending upon Chase's evaluation of the customer's creditworthiness and other considerations.

Standby Letters of Credit and Foreign Office Guarantees (SBLCs) and Other Letters of Credit are conditional commitments issued by Chase guaranteeing the performance of a customer to a designated third party (beneficiary). Although Chase generally does not expect the beneficiary to draw funds under an SBLC, it is obligated to pay the beneficiary upon presentation of a claim that satisfies the terms of the commitment. SBLCs may be fully or partially collateralized by cash, marketable securities and other types of collateral. Other Letters of Credit principally include commercial letters of credit that are used to facilitate trade transactions and are generally secured by the underlying goods.
        At December 31, 1994, total SBLCs, which have been reduced by approximately $1.7 billion for SBLCs participated to other financial institutions or collateralized by cash or marketable securities, have been issued in support of the obligations in the table below. These SBLCs have an average risk profile generally comparable to investment grade obligations.

- -----------------------------------------------------------------------------
                                                                    Remaining
                                                                      Average
                                                                   Maturities
                                                       Percentage     (Months)
- -----------------------------------------------------------------------------
Private debt                                                   15%          5
Public debt                                                     1          35
Purchase of products and services                              55          10
Other                                                          29          15
- -----------------------------------------------------------------------------


=============================================================================
Note 6. Reserve For Possible Credit Losses

- -----------------------------------------------------------------------------
($ in millions)                                  1994        1993        1992
- -----------------------------------------------------------------------------
Balance at Beginning of Year                   $1,425      $1,913      $1,960
Additions:
  Provision for Possible Credit
    Losses Charged to Expense                     500         995       1,220
  Provision for Loans Held for
    Accelerated Disposition                        --         566          --
Deductions:
  Charge-Offs                                     704       1,511       1,370
  Less: Recoveries                                187         174         104
- -----------------------------------------------------------------------------
  Net Charge-Offs                                 517       1,337       1,266
Writedowns of Loans Transferred
  to the Accelerated Disposition
    Portfolio                                      --        (701)         --
Reserves of Purchased (Disposed)
  Subsidiaries and Other Adjustments                4         (10)          1
- -----------------------------------------------------------------------------
Foreign Exchange Translation
  Adjustments                                       2          (1)         (2)
- ------------------------------------------------------------------------------
Balance at End of Year                         $1,414    $1,425        $1,913
- ------------------------------------------------------------------------------

As part of the initial valuation adjustment of loans held for accelerated disposition, Management established a special provision of $566 million and subsequently wrote down $701 million of these loans as of March 31, 1993.
The Provision for Possible Credit Losses for 1994 and 1993, and related net charge-offs and the Reserve for Possible Credit Losses did not apply to loans or assets held for accelerated disposition.

===============================================================================
Note 7. Significant Credit Risk Concentrations
Chase has identified several credit risk concentrations in relation to its on- and off-balance sheet financial instruments. A credit risk concentration is defined as a significant credit exposure to an individual or a group engaged in similar activities or affected similarly by economic conditions.
A significant portion of Chase's financial instruments with off-balance sheet risk are transacted with other financial institutions, such as banks and broker-dealers. However, no one financial institution represents a credit risk concentration.
        A summary of credit risk concentrations of on-balance sheet (principally loans) and off-balance sheet (principally commitments to extend credit) financial instruments at December 31, 1994 and 1993 is set forth below.

- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                              OECD
                                                                                                                        Depository
                                                                                          1-4 Family                  Institutions
                                                                               Credit    Residential     Commercial      and their
($ in billions)                                                                 Cards     Properties    Real Estate     Guarantees*
- ----------------------------------------------------------------------------------------------------------------------------------
1994
On-Balance Sheet                                                                $ 8.1          $16.1**         $2.4          $ 8.3
Off-Balance Sheet                                                                28.7            1.2             .1           12.6
- ----------------------------------------------------------------------------------------------------------------------------------
Total                                                                           $36.8          $17.3           $2.5          $20.9
- ----------------------------------------------------------------------------------------------------------------------------------
1993
On-Balance Sheet                                                               $  6.7         $ 15.1**        $ 3.4***      $  6.9
Off-Balance Sheet                                                                26.9            0.9            0.1           12.3
- ----------------------------------------------------------------------------------------------------------------------------------
Total                                                                          $ 33.6         $ 16.0          $ 3.5          $19.2
- ----------------------------------------------------------------------------------------------------------------------------------

  *OECD includes all countries that are members of the Organization for Economic Cooperation and Development. Balances are
   principally comprised of Interest-Bearing Deposits Placed with Banks and interest rate and foreign exchange contracts.
 **Includes $109 million and $174 million in 1994 and 1993, respectively, of privately-issued mortgage-backed securities.
***Excludes $222 million of credit exposure related to assets in the accelerated disposition portfolio.


=============================================================================
Note 8.  Investment Securities

- ----------------------------------------------------------------------------------------------------------------------------------
Securities--Held to Maturity                                                        December 31,
- ----------------------------------------------------------------------------------------------------------------------------------
                                                               1994                                          1993
- ----------------------------------------------------------------------------------------------------------------------------------
                                                           Gross       Gross                            Gross       Gross
                                           Amortized  Unrealized  Unrealized     Fair   Amortized  Unrealized  Unrealized     Fair
($ in millions)                                 Cost       Gains      Losses    Value*       Cost       Gains      Losses    Value*
- ----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury Securities                      $  115        $ --         $--   $  115      $   31         $ 2         $--   $   33
Federal Agency Securities**                      452          --          21      431         662           4          --      666

State and Political Subdivision Securities       335           3           4      334         419          28           1      446
Other Bonds, Notes and Debentures:
  Securities Issued by OECD Central
    Governments and their Agencies***            724           2          10      716          16          --          --       16
  Securities Issued by Other Foreign
    Central Governments and their Agencies        10          --          --       10          10          --          --       10
  Privately-Issued Mortgage-Backed
    Securities                                    33          --          --       33          35           1           1       35
  Corporate and Other Debt Securities            229          --          --      229          35          --          --       35
- ----------------------------------------------------------------------------------------------------------------------------------
Total Other Bonds, Notes and Debentures          996           2          10      988          96           1           1       96
- ----------------------------------------------------------------------------------------------------------------------------------
Federal Reserve Bank and Other
  Stock Investments                              186          --          --      186         176          --          --      176
- ----------------------------------------------------------------------------------------------------------------------------------
Total                                         $2,084        $  5         $35   $2,054      $1,384         $35         $ 2   $1,417
- ----------------------------------------------------------------------------------------------------------------------------------

     *The fair values of securities are estimated utilizing independent pricing services and are based on available market data, which often reflect transactions of relatively small size and are not necessarily indicative of the prices at which large amounts of particular issues could be sold.
    **Primarily mortgage-backed Federal agency securities.
   ***OECD includes all countries that are members of the Organization for Economic Cooperation and Development, excluding the
      United States.
Note: The amortized cost at December 31, 1992 of U.S. Treasury Securities; Federal Agency Securities; State and Political
      Subdivision Securities; Other Bonds, Notes and Debentures; and Federal Reserve Bank and Other Stock Investments was
      $53 million, $610 million, $484 million, $116 million and $168 million, respectively.

- ----------------------------------------------------------------------------------------------------------------------------------
Securities--Available For Sale                                                      December 31,
- ----------------------------------------------------------------------------------------------------------------------------------
                                                               1994                                          1993
- ----------------------------------------------------------------------------------------------------------------------------------
                                                           Gross       Gross                            Gross       Gross
                                           Amortized  Unrealized  Unrealized     Fair   Amortized  Unrealized  Unrealized     Fair
($ in millions)                                 Cost       Gains      Losses    Value*       Cost       Gains      Losses    Value*
- ----------------------------------------------------------------------------------------------------------------------------------
U.S.  Treasury Securities                      $2,445        $ 44        $ 71   $2,418      $2,273        $ 34         $--  $2,307
Federal Agency Securities**                      646           5          30      621       1,202          16           5    1,213
State and Political Subdivision Securities        89          --           1       88          --          --          --       --
Other Bonds, Notes and Debentures:
  Securities Issued by OECD Central
    Governments and their Agencies***            537           1          16      522       1,535          30           1    1,564
  Securities Issued by Other Foreign
    Central Governments and their Agencies       811           5         102      714       1,476         180          38    1,618
  Privately-Issued Mortgage-Backed Securities     77          --           1       76         136           3          --      139

  Corporate and Other Debt Securities            173          17           2      188         318          21           1      338
- ----------------------------------------------------------------------------------------------------------------------------------
Total Other Bonds, Notes and Debentures        1,598          23         121    1,500       3,465         234          40    3,659
- ----------------------------------------------------------------------------------------------------------------------------------
Federal Reserve Bank and Other
  Stock Investments                              422          86          --      508         312         199          --      511
- ----------------------------------------------------------------------------------------------------------------------------------
Total                                         $5,200        $158        $223   $5,135      $7,252        $483         $45   $7,690
- ----------------------------------------------------------------------------------------------------------------------------------

     *The fair values of securities are estimated utilizing independent pricing services and are based on available market data, which often reflect transactions of relatively small size and are not necessarily indicative of the prices at which large amounts of particular issues could be sold.
    **Primarily mortgage-backed Federal agency securities.
   ***OECD includes all countries that are members of the Organization for Economic Cooperation and Development, excluding the
      United States.
Note: The amortized cost at December 31, 1992 of U.S. Treasury Securities; Federal Agency Securities; Other Bonds, Notes and
      Debentures; and Federal Reserve Bank and Other Stock Investments was $1,908 million, $632 million, $1,947 million and
      $262 million, respectively.


Interest and dividends on investment securities in terms of taxable interest income, nontaxable interest income and dividends were for 1994: $624 million, $28 million and $17 million; for 1993: $630 million, $34 million and $21 million; and for 1992: $515 million, $40 million and $24 million, respectively.
        There were no sales of Investment Securities Held to Maturity in 1994 and 1993. In 1992, proceeds from sales of Investment Securities Held to Maturity were $1,674 million, with realized gross gains and gross losses of $36 million and $23 million, respectively.
        For the year ended December 31, 1994, proceeds from sales of Investment Securities Available for Sale were $5,218 million with realized gross gains and gross losses of $218 million and $113 million, respectively. For the year ended December 31, 1993, proceeds from sales of Investment Securities at Lower of Cost or Market were $6,675 million with realized gross gains and gross losses of $59 million and $ 12 million, respectively.
        The U. S. Government is the only single issuer whose securities held in Chase's investment securities portfolios exceeded 10% of Chase's total stockholders' equity at December 31, 1994.
        The amortized cost and fair value of investment securities, excluding mortgage-backed securities, at December 31, 1994 and 1993 are shown in the following tables by contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and market value of mortgage-backed securities are reported in the maturity classifications equivalent to the securities' estimated duration after considering scheduled payments and anticipated prepayments.

- ----------------------------------------------------------------------------------------------------------------------------------
Securities--Held to Maturity
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                    After 1       After 5
                                                                         Within    But Within   But Within       After
($ in millions)                                                          1 Year     5 Years      10 Years      10 Years      Total
- ----------------------------------------------------------------------------------------------------------------------------------
1994
U.S. Treasury Securities:
  Amortized Cost                                                         $   5       $  110       $   --      $    --      $   115
  Fair Value                                                                 5          110           --           --          115
  Yield                                                                   5.45%        5.94%          --%          --%        5.92%
- ----------------------------------------------------------------------------------------------------------------------------------
Federal Agency Securities:
  Amortized Cost                                                         $  52       $  400       $   --      $    --      $   452
  Fair Value                                                                51          380           --           --          431
  Yield                                                                   5.63%        7.75%          --%          --%        7.50%
- ----------------------------------------------------------------------------------------------------------------------------------
State and Political Subdivision Securities:
  Amortized Cost                                                         $  10       $   74       $  103      $   148      $   335
  Fair Value                                                                 9           77          103          145          334
  Yield                                                                   6.85%       10.68%       11.25%       11.25%       11.00%
- ----------------------------------------------------------------------------------------------------------------------------------
Other Bonds, Notes and Debentures:
  Amortized Cost                                                         $ 421       $  559       $    9      $     7      $   996
  Fair Value                                                               422          550            9            7          988
  Yield                                                                   5.39%        7.57%       10.03%       10.25%        6.69%
- ----------------------------------------------------------------------------------------------------------------------------------
Federal Reserve Bank and Other Stock Investments:
  Amortized Cost                                                         $  --       $   --       $   --      $   186      $   186
  Fair Value                                                                --           --           --          186          186
  Yield                                                                     --%          --%          --%        6.55%        6.55%
- ----------------------------------------------------------------------------------------------------------------------------------
1994--Total Investment Securities--Held to Maturity:
  Amortized Cost                                                         $ 488       $1,143       $  112      $   341      $ 2,084
  Fair Value                                                               487        1,117          112          338        2,054
  Yield                                                                   5.40%        7.42%        7.48%        6.89%        6.87%
- ----------------------------------------------------------------------------------------------------------------------------------
1993--Total Investment Securities--Held to Maturity:
  Amortized Cost                                                         $  75       $  515       $  335      $   459      $ 1,384
  Fair Value                                                                74          522          347          474        1,417
  Yield                                                                   7.33%        6.18%        6.60%        7.13%        6.66%
- ----------------------------------------------------------------------------------------------------------------------------------

Note: Yields are derived by dividing Interest Revenue, adjusted for amortization of premiums and accretion of discounts, by total amortized cost.  Yields are stated on a taxable equivalent basis applying a combined U.S. Federal, state and local tax rate of 41%.  For 1994, the annualized taxable equivalent adjustments for the maturity ranges and totals shown above are none, $3 million, $4 million, $6 million and $13 million, respectively.


- ----------------------------------------------------------------------------------------------------------------------------------
Securities--Available for Sale
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                    After 1       After 5
                                                                         Within    But Within   But Within       After
($ in millions)                                                          1 Year     5 Years      10 Years      10 Years      Total
- ----------------------------------------------------------------------------------------------------------------------------------
1994
U.S. Treasury Securities:
  Amortized Cost                                                        $  564       $1,881       $   --       $   --       $2,445
  Fair Value                                                               556        1,862           --           --        2,418
  Yield                                                                   4.83%        6.09%          --%          --%        5.80%
- ----------------------------------------------------------------------------------------------------------------------------------
Federal Agency Securities:
  Amortized Cost                                                        $  129       $  515       $    2       $   --       $  646
  Fair Value                                                               126          493            2           --          621
  Yield                                                                   4.98%        6.08%        7.34%          --%        5.87%
- ----------------------------------------------------------------------------------------------------------------------------------
State and Political Subdivision Securities:
  Amortized Cost                                                        $   88       $    1       $   --       $   --       $   89
  Fair Value                                                                87            1           --           --           88
  Yield                                                                   5.18%        6.29%          --%          --%        5.19%
- ----------------------------------------------------------------------------------------------------------------------------------
Other Bonds, Notes and Debentures:
  Amortized Cost                                                        $  348       $  576       $  280       $  394       $1,598
  Fair Value                                                               348          569          249          334        1,500
  Yield                                                                  10.97%        7.44%        9.23%        7.91%        8.64%
- ----------------------------------------------------------------------------------------------------------------------------------
Other Stock Investments:
  Amortized Cost                                                        $   --       $   --       $   --       $  422       $  422
  Fair Value                                                                --           --           --          508          508
  Yield                                                                     --%          --%          --%         .96%         .96%
- ----------------------------------------------------------------------------------------------------------------------------------
1994--Total Investment Securities--Available for Sale at Fair Value:
  Amortized Cost                                                        $1,129       $2,973       $  282       $  816       $5,200
  Fair Value                                                             1,117        2,925          251          842        5,135
  Yield                                                                   6.67%        6.35%        9.22%        4.32%        6.26%
- ----------------------------------------------------------------------------------------------------------------------------------
1993--Total Investment Securities--Available for Sale at Fair Value:
  Amortized Cost                                                        $1,293       $3,271       $  583       $2,105       $7,252
  Fair Value                                                             1,307        3,324          603        2,456        7,690
  Yield                                                                   8.24%        5.79%        5.83%        5.96%        6.28%
- ----------------------------------------------------------------------------------------------------------------------------------

Note: Yields are derived by dividing Interest Revenue, adjusted for amortization of premiums and accretion of discounts, by total amortized cost.  Yields are stated on a taxable equivalent basis applying a combined U.S.  Federal, state and local tax rate of 41%.  For 1994, the annualized taxable equivalent adjustments for the maturity ranges and totals shown above are
      $1 million, none, none, none and $1 million, respectively.

==============================================================================
Note 9. Intermediate- and Long-Term Debt
Intermediate- and Long-Term Debt consists of obligations having an original maturity at issuance of more than one year. A summary of Intermediate- and Long-Term Debt, net of unamortized original issue discount, outstanding at December 31, 1994 and 1993 and certain applicable terms is presented below. The distribution of maturities is based on contractual maturity or the earliest date that the debt can be redeemed at the option of the holder.


- ----------------------------------------------------------------------------------------------------------------------------------
                                                                             Modified           Amount Outstanding
                                                              Maturity       Interest               December 31,             Other
($ in millions)                                                   Date           Rate*          1994           1993           Data**
- ----------------------------------------------------------------------------------------------------------------------------------
Company:
  Floating Rate Oil-Linked Notes                                  1994           4.61%        $   --         $   10
  Notes                                                           1994           7.38             --            158              T
  Medium-Term Notes                                          1995-1997      6.90-9.61            321            530
  Floating Rate Medium-Term Notes                                 1995      5.79-7.38             58            409
  Notes                                                           1996           7.13            250            250              T
  Notes                                                           1997           6.46            227            227              T
  Floating Rate Subordinated Notes                                1997           6.25            175            175            S,T
  Subordinated Notes                                              1997           7.55            200            200            S,T
  Non-U.S. Currency Borrowings                                    1998           5.30             52             45
  Floating Rate Notes                                             1999           6.10             10             11              R
  Subordinated Medium-Term Notes                             1999-2004      6.79-7.33            184            175            S,T
  Subordinated Notes                                              1999           9.79            275            275            S,T
  Subordinated Notes                                              1999           7.35            200            200            S,T
  Subordinated Notes                                              1999           7.15            200            200            S,T
  Floating Rate Subordinated Notes                                2000           6.00            250            250          S,R,T
  Subordinated Notes                                              2001          10.06            200            200            S,T
  Subordinated Notes                                              2001           7.82            150            150            S,T
  Subordinated Notes                                              2003           6.04            200            200            S,T
  Floating Rate Subordinated Notes (Three Issues)                 2003      5.50-5.75            333            341            S,T
  Subordinated Notes                                              2004           6.49            149             --          S,R,T
  Subordinated Notes                                              2004           5.33            148             --          S,R,T
  Subordinated Notes                                              2005           5.61            198            198            S,T
  Subordinated Notes                                              2008           5.66            199            199            S,T
  Subordinated Notes                                              2008           6.07             99             99            S,T
  Subordinated Notes                                              2009           5.54            149             --            S,T
  Floating Rate Subordinated Notes                                2009           6.50            311            321          S,R,T
  Other Borrowings                                           1995-1996            ***              5             13
- ----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                          4,543          4,836
- ----------------------------------------------------------------------------------------------------------------------------------
Bank:
  Student Loan Marketing Association Borrowings                   1994      3.48-4.26             --            500
  Floating Rate Subordinated Note                                 1996           8.50            400            400            S,C
  Subordinated Note Issued with Equity Contract                   1999           9.25            150            150            S,C
  Subordinated Note                                               1999           6.25            260            260            S,C
  Fixed Rate Subordinated Notes (Three Issues)                    2010           9.00          1,100          1,100            S,C
  Subordinated Notes (Two Issues)                                 2012           9.00            450            450            S,C
  Other Borrowings                                           1995-2013            ***            443            172
- ----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                          2,803          3,032
- ----------------------------------------------------------------------------------------------------------------------------------
Other Subsidiaries:
  Subordinated Notes (Two Issues)                                 1997      5.63-7.25            235             --            S,C
  Subordinated Note                                               2012           9.00            250            250            S,C
  Other Borrowings                                           1995-2014            ***             84            133
- ----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                            569            383
- ----------------------------------------------------------------------------------------------------------------------------------
Less: Investment by the Company in a Subordinated Note Issued
      with Equity Contract of the Bank and other Subordinated Notes                            2,845          2,610            S,C
- ----------------------------------------------------------------------------------------------------------------------------------
Total Intermediate- and Long-Term Debt                                                        $5,070         $5,641
- ----------------------------------------------------------------------------------------------------------------------------------

  *The interest rates shown have been adjusted to reflect the effect of ALM derivative contracts, primarily interest rate swaps, used to convert a majority of the Company's fixed rate debt to floating rates. The interest rates shown for floating rate issues, including the aforementioned converted issues, are those in effect at December 31, 1994, or in the case of those issues redeemed in 1994 at the date of redemption. Such floating interest rates are determined by formulas, subject to certain minimum rates.
 **Issues indicated by:
   "S"--Subordinated in right of payment to claims of depositors and certain other creditors, as applicable.
   "C"--Held by the Company.
   "R"--Redeemable in whole, or in part, at the option of Chase, prior to maturity.
   "T"--Qualifies as Tier 2 capital under the Risk-based Capital guidelines.
***Consists of numerous borrowings that bear interest at rates generally reflecting market conditions in the applicable countries at the time of issuance or repricing.

        Chase issues long-term debt denominated in various currencies with both fixed and floating interest rates.
        The interest rates for fixed rate subordinated and other debt obligations ranged from 3.50% to 18.90% at December 31, 1994 and 3.50% to 19.80% at December 31, 1993. The weighted average interest rates on fixed rate debt were 7.53% and 7.84% at December 31, 1994 and 1993, respectively.
        The interest rates for floating rate subordinated and other debt obligations ranged from 2.67% to 10.06% at December 31, 1994 and 3.48% to 8.56% at December 31, 1993. The weighted average interest rates on floating rate debt were 6.80% and 4.42% at December 31, 1994 and December 31, 1993, respectively.
        The aggregate amounts of maturities for the five years subsequent to December 31, 1994 are $231 million (1995), $384 million (1996), $760 million
(1997), $105 million (1998) and $869 million (1999).


==============================================================================
Note 10. Income Taxes
Chase adopted SFAS 109, "Accounting for Income Taxes," on a prospective basis on January 1, 1993, resulting in a $500 million increase in both net income and deferred tax assets from the cumulative effect of this change in accounting principle. Prior to 1993, Chase followed SFAS 96 also entitled, "Accounting for Income Taxes."
        The current and deferred tax provisions for the years ended December 31, 1994, 1993 and 1992 were as follows:

- ------------------------------------------------------------------------------
($ in millions)                                  1994        1993        1992
- ------------------------------------------------------------------------------
Current:
  Federal                                        $ 89        $ 30        $ 19
  State and Local                                  33          40          23
  Foreign                                         136         142          97
- ------------------------------------------------------------------------------
Total Current                                     258         212         139
- ------------------------------------------------------------------------------
Deferred:
  Federal                                          76         193          20
  State and Local                                  11          32           9
  Foreign                                          (2)          5          19
- ------------------------------------------------------------------------------
Total Deferred                                     85         230          48
- ------------------------------------------------------------------------------
Total Provision for Income Taxes                 $343        $442        $187
- ------------------------------------------------------------------------------

Although not affecting the total tax provision, current tax payments may differ from the amounts reported above as current, pending final determinations as to the timing of certain income, deductions and credits.
The effects, if any, of these determinations are reflected in the following year.
        The provision for income taxes for each of the years ended December 31, 1994, 1993 and 1992 varies from the amounts computed by applying the applicable U.S. Federal income tax rate to income before taxes. The principal reasons for these differences follow.

- ------------------------------------------------------------------------------
($ in millions)                                  1994        1993        1992
- ------------------------------------------------------------------------------
Income Before Taxes at U.S.
  Statutory Income Tax Rate                      $619        $256        $281
Increase (Decrease):
  Tax-Exempt Interest on
    Investments in State and
    Political Subdivision Securities               (9)        (10)        (14)
  Tax-Exempt Interest--Loans                       (4)         (8)        (10)
  State and Local Income Taxes,
    Net of Federal Income Tax
    Benefits                                       60          25          21
  Net Recognized
    Federal Tax Benefits                           --          --        (116)
  Reduction in Federal Deferred Tax
    Asset Valuation Allowance                     (70)         --          --
  Other--Net                                      (31)          2          24
- ------------------------------------------------------------------------------
Provision Applicable to Income
  Before Taxes                                    565         265         186
Provision (Benefit) Applicable to
  Foreign Exchange Translation
  Adjustments Included in
  Stockholders' Equity                            (18)          3           1
Provision (Benefit) Applicable to
  Unrealized Gain (Loss) on
  Investment Securities-
  Available for Sale Included in
  Stockholders' Equity                           (204)        174          --
- ------------------------------------------------------------------------------
Total Provision for Income Taxes                 $343        $442        $187
- ------------------------------------------------------------------------------

Chase's effective tax rate on continuing operations was 32% for 1994, compared with 36% and 23% for 1993 and 1992, respectively. The rate decreased in 1994 as compared to 1993, primarily as a result of the $70 million reduction in the Federal deferred tax asset valuation allowance recorded during 1994 due to a reassessment of the ultimate recovery of such deferred tax assets. The increase from 1992 is primarily attributable to the adoption of SFAS 109 in 1993, since the tax benefits recorded upon such adoption are no longer reflected as adjustments to the tax provision.
        Chase's U.S. deferred tax asset increased in 1993 by $13 million as a result of federal legislation enacted during 1993 increasing the corporate tax rate to 35% from 34%.

        The significant components of deferred tax assets and liabilities at December 31, 1994 and 1993, respectively, were as shown in the following table.

- ------------------------------------------------------------------------------
                                                               December 31,
($ in millions)                                              1994        1993
- ------------------------------------------------------------------------------
Deferred Tax Liabilities:
  Lease Financing Transactions and
    Premises and Equipment                                 $  617      $  635
  Pension Obligation                                           23          74
  Undistributed Earnings of Overseas
    Subsidiaries                                               83          64
  Investment Securities-Available for Sale                     --         174
  Securities Marked to Market for Tax
    Purposes*                                                 268          --
  Other                                                        40           8
- ------------------------------------------------------------------------------
Total Deferred Tax Liabilities                              1,031         955
- ------------------------------------------------------------------------------
Deferred Tax Assets:
  Reserve for Possible Credit Losses                          483         451
  Operating Expenses Not Yet Deducted for
    Tax Purposes                                              305         264
  Asset Valuation Reserves                                    149         288
  Interest on Nonaccrual Loans                                 22          89
  Investment Securities-Available for Sale                     30          --
  Securities Marked to Market for Tax
    Purposes*                                                  --          51
  Other                                                       117          82
- ------------------------------------------------------------------------------
Total Deferred Tax Assets Before
  Valuation Allowance                                       1,106       1,225
Less: Valuation Allowance                                     (29)       (120)
- ------------------------------------------------------------------------------
Deferred Tax Assets Less Valuation Allowance                1,077       1,105
- ------------------------------------------------------------------------------
Total Net Deferred Tax Assets                              $   46      $  150
- ------------------------------------------------------------------------------

*Securities as defined by IRC Section 475.

Management believes that this asset recognition is appropriate because Chase's current and expected future levels of income are sufficient to realize these benefits, there is an absence of material tax return net operating loss and credit carryforwards, and tax-planning strategies exist.
        The entire December 31, 1993 state and local valuation allowance of approximately $21 million was released to the income statement during 1994, as a reduction of the state and local tax provision, due to the realization of the associated net deferred tax assets during the year.
        The following table sets forth the income before taxes from domestic and foreign operations for the years ended December 31, 1994, 1993 and 1992. As specifically defined by the Securities and Exchange Commission for this purpose, the determination of income from foreign operations is based on the fact that such operations are located outside the United States.

- ------------------------------------------------------------------------------
($ in millions)                                  1994        1993        1992
- ------------------------------------------------------------------------------
Domestic Locations                             $  725       $(199)       $150
Foreign Locations                               1,045         930         675
- ------------------------------------------------------------------------------
Total                                          $1,770        $731        $825
- ------------------------------------------------------------------------------

Income taxes applicable to investment securities gains for the years ended December 31, 1994, 1993 and 1992 were $46 million, $15 million and $5 million, respectively.


=============================================================================
Note 11. Employee Benefit Plans

Pension Plans
Chase has a number of pension plans covering substantially all employees. Chase's major domestic plan employs, subject to approval from the Internal Revenue Service, a cash balance form of defined benefit formula that provides for contributions by Chase that are determined as a percentage of pay, based on salary and service, subject to a minimum benefit level. Chase's funding policy is to contribute annually an amount, based on actuarial present value computations, which satisfies the Internal Revenue Service's funding standards.

- ------------------------------------------------------------------------------
Net Periodic Pension Cost
- ------------------------------------------------------------------------------
($ in millions)                                  1994        1993        1992
- ------------------------------------------------------------------------------
Service Cost--Benefits Earned
  During the Year                                $ 96        $ 84        $ 84
Interest Cost on Projected Benefit
  Obligation                                       48          44          39
Actual Return on Plan Assets                       12         (83)        (44)
Net Amortization and Deferral                     (80)         23         (17)
- ------------------------------------------------------------------------------
Net Periodic Pension Cost                        $ 76        $ 68        $ 62
- ------------------------------------------------------------------------------

- ----------------------------------------------------------------------------------------------------------------------------------
Funded Status
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                 December 31, 1994             December 31, 1993
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                               Assets    Accumulated         Assets    Accumulated
                                                                               Exceed       Benefits         Exceed       Benefits
                                                                          Accumulated         Exceed    Accumulated         Exceed
($ in millions)                                                              Benefits         Assets*      Benefits         Assets*
- ----------------------------------------------------------------------------------------------------------------------------------
Accumulated Benefit Obligations:
    Vested                                                                       $635          $ 114           $478           $ 96
    Nonvested                                                                      32              8             26              4
- ----------------------------------------------------------------------------------------------------------------------------------
Total Accumulated Benefit Obligation                                             $667          $ 122           $504           $100
- ----------------------------------------------------------------------------------------------------------------------------------
Projected Benefit Obligation for Service Rendered to Date                        $725          $ 137           $558           $121
Plan Assets at Fair Value**                                                       726             30            768             30
- ----------------------------------------------------------------------------------------------------------------------------------
Plan Assets in Excess of (Less Than) Projected Benefit Obligations                  1           (107)           210            (91)
Unrecognized Net Transition (Asset) Obligation                                     (7)            --             (9)             1
Unrecognized Prior Service Cost                                                    20              3             21             --
Unrecognized Net (Gain) Loss                                                       58             (2)           (29)            13
Minimum Liability Adjustment                                                       --             --             --             (9)
- ----------------------------------------------------------------------------------------------------------------------------------
Prepaid (Accrued) Pension Cost Included in Other Assets (Liabilities)            $ 72          $(106)          $193           $(86)
- ----------------------------------------------------------------------------------------------------------------------------------

 *Consists primarily of domestic plans not subject to Title IV of ERISA and overseas pension plans where funding strategies vary according to legal requirements and local practice.
**Plan assets at fair value consisted primarily of listed stocks, fixed income securities, commingled funds and participation rights.


Assumptions used in determining the actuarial present value of the projected benefit obligation for Chase's major domestic defined benefit plan included a weighted-average discount rate of 8.50% for 1994 and 7.25% for 1993 and a rate of increase in future compensation levels of 6.00% for both 1994 and 1993. The assumed long-term rate of return on the major defined benefit plan's assets was 8.50% for 1994 and 1993. Actuarial assumptions used for other domestic plans are similar to those of the major defined benefit plan. Actuarial assumptions used for each overseas plan are commensurate with the respective country's averages.
        During 1994, Chase offered and completed a voluntary retirement program in which eligible participants in Chase's major defined benefit pension and postretirement benefit plans received accelerated and enhanced benefits if they elected to retire under the program. The voluntary retirement program was accounted for under SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and a loss of $105 million, primarily relating to pension benefits, was recorded.

Postretirement Plans
Chase provides certain health care and life insurance benefits for eligible retirees covered by its major domestic defined benefit plan. Chase's retiree medical plan is contributory, while the retiree life insurance plan is noncontributory.
        Effective January 1, 1993, Chase modified its retiree medical benefit plan and established an annual limitation ("cap") on the dollar amount of Chase's share of the cost of covered benefits incurred by the retiree group as a whole. The cap applies to all current and future retirees and effectively freezes Chase's annual contribution for retiree medical benefits at twice the 1996 contribution per retiree. Once Chase's cost for retiree medical benefits exceeds twice Chase's 1996 contribution per retiree for the retiree population existing at that time, the shortfall will be borne by the retirees.
        As of January 1, 1993, Chase adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Chase elected to amortize the transition liability for accumulated postretirement benefits (liability for benefits earned to date for retirees and active employees) of approximately $270 million over a 20-year period.

- -----------------------------------------------------------------------------
Net Periodic Postretirement Benefit Cost
- -----------------------------------------------------------------------------
($ in millions)                                              1994        1993
- -----------------------------------------------------------------------------
Service Cost-Benefits Earned During the Year                  $ 6         $ 6
Interest Cost on Accumulated Postretirement
  Benefit Obligation                                           16          21
Net Amortization and Deferral                                  11          14
- -----------------------------------------------------------------------------
Net Periodic Postretirement Benefit Cost                      $33         $41
- -----------------------------------------------------------------------------

Prior to the adoption of SFAS 106, the annual expense associated with these benefits of $11 million for 1992 was expensed as incurred.

- -----------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation
- -----------------------------------------------------------------------------
                                                               December 31,
- -----------------------------------------------------------------------------
($ in millions)                                              1994        1993
- -----------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation:
  Retirees                                                   $176        $179
  Fully-Eligible Active Plan Participants                       8          38
  Other Active Plan Participants                               49          88
- -----------------------------------------------------------------------------
Total Accumulated Postretirement Benefit Obligation          $233        $305
Plan Assets at Fair Value                                      --          --
- -----------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation in
  Excess of Plan Assets                                      $233        $305
Unrecognized Transition Obligation                            248         261
Unrecognized Net (Gain) Loss                                  (74)         17
- -----------------------------------------------------------------------------
Accrued Postretirement Benefit Cost                          $ 59        $ 27
- -----------------------------------------------------------------------------

Assumptions used in determining the accumulated postretirement benefit obligation included a weighted-average discount rate of 8.50% for 1994 and 7.25% for 1993. The weighted-average health care cost trend rate was 10.5% for 1994, gradually decreasing to 5.5% by 2005 and thereafter. The weighted-average health care cost trend rate was 12.0% for 1993, gradually decreasing to 5.6% by 2005 and thereafter.
        The health care cost trend rate has an effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each future year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by approximately
$6 million and the aggregate of the service and interest cost components of the 1994 net periodic postretirement benefit cost by approximately $1 million.

Other Benefit Plans
Chase also provides certain benefits to former or inactive employees after employment but before retirement. These benefits include disability, health care and life insurance. During 1993, Chase adopted SFAS 112, "Employers' Accounting for Postemployment Benefits," which requires accrual of the cost of such benefits. The impact of SFAS 112 was not material for both 1994 and 1993.


==============================================================================
Note 12. Other Commitments and
Contingent Liabilities
In the normal course of business, Chase makes various commitments and incurs certain contingent liabilities that are not reflected in the accompanying financial statements.

Guarantees
The Company may guarantee the obligations of its subsidiaries. A summary of significant guarantees at December 31, 1994 follows:
- --The Chase Manhattan Bank of Canada--up to U.S. $250 million for promissory notes.
- --Chase Securities, Inc.--with the Bank or certain of its subsidiaries for varying amounts for repurchase and reverse repurchase agreements involving U.S. Treasury securities, certain swap and option transactions and certain other transactions.
- --Chase Trust of California (CTC)--$100 million bond to permit CTC to perform securities safekeeping services in California.
        These guarantees rank on a parity with all other unsecured and unsubordinated indebtedness of the Company.

Lease Commitments
The Corporation leases many properties under standard real estate leases that include renewal options and escalation clauses. Equipment is rented under both long-term and month-to-month leases. Certain of these leases are cancelable in the normal course of business without substantial penalty. Rental expense charged to operating expenses in 1994, 1993 and 1992 was approximately $203 million, $237 million and $222 million, respectively.
        Minimum future rentals under long-term noncancelable operating leases at December 31, 1994 are shown below:

- -----------------------------------------------------------------------------
Years                                                          ($ in millions)
- -----------------------------------------------------------------------------
1995                                                                   $  164
1996                                                                      144
1997                                                                      111
1998                                                                       88
1999                                                                       79
2000 and Thereafter (Aggregate)                                           754
- -----------------------------------------------------------------------------
Total Minimum Future Rentals                                           $1,340
- -----------------------------------------------------------------------------

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


==============================================================================
Note 13. Other Assets

- -----------------------------------------------------------------------------
                                                                December 31,
- -----------------------------------------------------------------------------
($ in millions)                                              1994        1993
- -----------------------------------------------------------------------------
Accounts Receivable                                        $1,521      $1,261
Real Estate Properties Acquired in
  Satisfaction of Loans*                                      257         905
Goodwill                                                      311         185
Other Intangible Assets                                       813         607
Due for Securities Sold                                     2,127         558
Investments in Associated Companies                            56         158
Other                                                       2,526       1,827
- -----------------------------------------------------------------------------
Total Other Assets                                         $7,611      $5,501
- -----------------------------------------------------------------------------

*Included in the 1994 and 1993 amounts were $220 million and $766 million, respectively, of in-substance foreclosures.


==============================================================================
Note 14. Accounts Payable, Accrued Expenses and Other Liabilities

- -----------------------------------------------------------------------------
                                                                December 31,
- -----------------------------------------------------------------------------
($ in millions)                                              1994        1993
- -----------------------------------------------------------------------------
Accounts Payable                                           $  590      $1,057
Accrued Taxes and Other Expenses                            1,489       1,185
Due for Securities Purchased                                1,919         388
Securities Sold But Not Yet Purchased                          --*        736
Other Liabilities                                           1,853       1,185
- -----------------------------------------------------------------------------
Total Accounts Payable, Accrued Expenses
  and Other Liabilities                                    $5,851      $4,551
- -----------------------------------------------------------------------------

*For 1994, amounts have been reclassified to Trading Account Liabilities with the adoption of FIN 39.

===============================================================================
Note 15. Nonredeemable Preferred Stock
The Company's Certificate of Incorporation authorizes the issuance by the Company of up to 100 million shares of redeemable and nonredeemable preferred stock. At December 31, 1994, 1993 and 1992, 56,000,000, 51,439,738 and
49,539,738 shares, respectively, of nonredeemable preferred stock were outstanding. The stated value of shares of Series G, H, I, J, K, L, M and
N is $25 per share.


- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Adjust-    Total
                      Floating  Floating                                                                            able       Non-
                          Rate      Rate     10.50%     9.76%    10.84%     9.08%     8.50%     8.32%     8.40%     Rate    redeem-
                      Series E* Series F* Series G  Series H  Series I  Series J  Series K  Series L  Series M  Series N*     able
($ and Shares              5.0       4.5       5.6       4.0       8.0       6.0       6.8       9.6       6.9       9.1 Preferred
in millions)            Shares    Shares    Shares    Shares    Shares    Shares    Shares    Shares    Shares    Shares     Stock
- ----------------------------------------------------------------------------------------------------------------------------------
Outstanding at
  December 31,:
    1994                 $  --    $   --      $140      $100      $200      $150      $170      $240      $172      $228    $1,400
    1993                    --       227       140       100       200       150       170       240       172        --     1,399
    1992                   250       227       140       100       200       150       170       240        --        --     1,477
- ----------------------------------------------------------------------------------------------------------------------------------
Adjustable Dividend
  Rates:
    Minimum Rate          7.50%     6.00%       --%       --%       --%       --%       --%       --%       --%     4.50%
    Maximum Rate         16.25     15.00        --        --        --        --        --        --        --     10.50
- ----------------------------------------------------------------------------------------------------------------------------------
Selected Per Share
  Information
Liquidation Preference** $  50    $   50      $ 25      $ 25      $ 25      $ 25      $ 25      $ 25      $ 25      $ 25
Earliest Redemption Date   ***      ****   9/30/98   9/30/99   6/30/01   3/31/97   6/30/97   9/30/97   3/31/98   6/30/99
Redemption Amount**        ***      ****      $ 25      $ 25      $ 25      $ 25      $ 25      $ 25      $ 25      $ 25
- ----------------------------------------------------------------------------------------------------------------------------------
Dividend Rate Per Annum
  at Year-End:
  1994                      --%       --%    10.50%     9.76%    10.84%     9.08%     8.50%     8.32%     8.40%     6.51%
  1993                      --      6.00     10.50      9.76     10.84      9.08      8.50      8.32      8.40        --
  1992                    8.05      7.50     10.50      9.76     10.84      9.08      8.50      8.32        --        --
- ----------------------------------------------------------------------------------------------------------------------------------

   *Floating rates are based on certain money market rates.
  **Plus accrued and unpaid dividends.  ***The entire 5.0 million shares of Series E were redeemed on September 20, 1993 at a price of $50.00 per share plus accrued dividends, for a total amount of approximately $254 million.
****The entire 4.5 million shares of Series F were redeemed on July 14, 1994 at a price of $50.00 per share plus accrued dividends, for a total amount of approximately $229 million.

Dividends on shares of each Series are payable quarterly and are cumulative. Holders of shares of each Series generally have only contingent voting rights. The shares of each Series are not subject to any sinking fund or other repurchase or retirement obligation of the Company.


==============================================================================
Note 16. Common Stock and Surplus
The Company's Certificate of Incorporation authorizes the issuance by the Company of up to 500 million shares of common stock, par value $2.00 per share.

- -----------------------------------------------------------------------------
                                                              Shares Reserved
                                                         at December 31, 1994
- -----------------------------------------------------------------------------
Dividend Reinvestment and Stock Purchase Plan                       9,251,030
Stock Option and Incentive Plans                                   18,154,383
Common Stock Subscription Warrants                                  3,310,677
Employee Stock Option Plan                                         14,000,000
- -----------------------------------------------------------------------------
Total                                                              44,716,090
- -----------------------------------------------------------------------------

Under the Dividend Reinvestment and Stock Purchase Plan, as in effect at December 31, 1994, domestic common stockholders of record may reinvest all or part of their quarterly cash dividends to a maximum of $6,000 per quarter, in shares of common stock at a 5% discount from the current average market prices, without payment of service charges or brokerage commissions. Reinvestment of cash dividends in excess of that amount is permitted without any discount. Optional cash purchases of common stock may be made by common stockholders of the Company at a 3% discount from the current market price. Optional cash purchases in any month are limited to $2,000 per stockholder. Optional cash purchases and dividend reinvestments were approximately $17 million and $1 million, respectively, in 1994.
        Unless full cumulative dividends have been paid on all of the outstanding shares of nonredeemable preferred stock of the Company and the Company is not in default or in arrears with respect to any sinking fund or redemption requirement, no cash dividends may be paid on or any payments made to purchase or redeem any shares of common stock of the Company.
        The Company issued warrants during 1993 with respect to 3,315,000 shares of common stock (at an exercise price of $34.6125 per share through 1996) in settlement of a previously reported legal action. The warrants expire on June 30, 1996. Approximately 2,000 warrants were exercised in both 1994 and 1993, respectively.


==============================================================================
Note 17. Junior Participating Preferred Stock Purchase Rights
Pursuant to a Rights Agreement dated February 15, 1989, there is attached to each share of common stock of the Company one junior participating preferred stock purchase right (Right). Each Right entitles the holder to buy from the Company one one-hundredth of a share of junior participating preferred stock at an exercise price of $125, subject to adjustment.
        The Rights will expire on February 27, 1999 unless redeemed earlier and will not be exercisable or transferable separately from the shares of common stock to which they are attached until the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an Acquiring Person) has acquired beneficial ownership of 20% or more of the outstanding shares of common stock of the Company (the
Stock Acquisition Date) or (ii) 10 business days following a public announcement of the commencement of a tender offer or exchange offer that would result in the offeror beneficially owning 25% or more of the outstanding shares of common stock of the Company.
        The Rights are redeemable, for cash or other consideration deemed appropriate by the Board of Directors of the Company, at $0.01 per Right, subject to adjustment, at any time prior to 10 days after the Stock
Acquisition Date, which redemption period may be extended under certain conditions.
        In the event that any person becomes an Acquiring Person other than pursuant to an offer for all outstanding shares of common stock which the independent directors of the Company determine to be fair to and in the best interests of the Company and its shareholders (a Flip-In Event), each holder of a Right, other than Rights beneficially owned by an Acquiring Person and certain transferees (which Rights will be void), will thereafter have the right to acquire, upon exercise, shares of common stock (or, in certain circumstances, property) having a value equal to two times the exercise price of the Right. However, Rights will not be exercisable following the occurrence of a Flip-In Event until such time as the Rights are no longer redeemable by the Company. At any time after the occurrence of a Flip-In
Event, the Board of Directors of the Company may exchange the Rights (other than Rights which have become void as described above), in whole or in part, at an exchange ratio of one share of common stock per Right, subject to adjustment.
        In the event that, at any time following the Stock Acquisition Date,
(i) the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation (other than a merger which follows an offer described in the preceding paragraph), or
(ii) 50 percent or more of the Company's assets or earning power is sold or transferred, each holder of a Right (except Rights which have become void as set forth previously) will thereafter have the right to acquire, upon exercise, shares of common stock of the acquiring company having a value equal to two times the exercise price of the Right.
        Until a Right is exercised, the holder thereof will have no rights as a shareholder of the Company.


=============================================================================
Note 18.  Stock Option and Incentive Plans

- ----------------------------------------------------------------------------------------------------------------------------------
Executive Incentive Plans
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                            Stock Options
                                                                                               with Stock
                                                                                   Stock     Appreciation             Option Price
                                                                                 Options           Rights                Per Share
- ----------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1992                                               4,883,579          664,901        $ 10.625--$41.000
Granted during 1993                                                            1,672,050               --                   29.938
Exercised during 1993                                                           (750,321)         (41,432)         10.625-- 31.156
Canceled during 1993                                                             (99,432)         (19,311)         10.625-- 41.000
- ----------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1993                                               5,705,876          604,158        $ 10.625--$41.000
Granted during 1994                                                            2,593,700               --          35.375-- 35.500
Exercised during 1994                                                           (787,250)        (123,208)         10.625-- 37.813
Canceled during 1994                                                            (332,766)        (105,264)         10.625-- 41.000
- ----------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1994                                               7,179,560          375,686        $ 10.625--$41.000
- ----------------------------------------------------------------------------------------------------------------------------------
Exercisable at December 31, 1993                                               3,870,282          604,158        $ 10.625--$41.000
- ----------------------------------------------------------------------------------------------------------------------------------
Exercisable at December 31, 1994                                               4,668,860          375,686        $ 10.625--$41.000
- ----------------------------------------------------------------------------------------------------------------------------------

Executive Incentive Plans
Chase has various stock option and incentive plans that provide for the granting of various types of awards to key personnel: options to purchase shares of common stock with or without related stock appreciation rights and restricted stock units.
        In accordance with the plans, options may be granted from time to time at a purchase price per share not less than the market price on the date of grant and are generally exercisable not less than one year nor more than ten years from the date of grant. Stock appreciation rights permit their holders to surrender their related options in exchange for cash or shares in an amount equal to the excess of the market price per share of the stock on the date the right is exercised over the related option price. Stock appreciation rights related to nonqualified stock options are recorded as compensation expense based on the excess of the fair market value of the stock over the option price times the number of stock appreciation rights outstanding.
        Restricted stock units and restricted stock, into which the units may be converted, entitle their holders to receive shares of common stock after a certain period of continued employment. The holders of restricted stock units are entitled to receive cash payments equivalent to the dividends that would have been received if the units were shares of common stock. The market value of the shares at the date of grant is amortized to compensation expense over the restriction period.
        On May 1, 1994, The Chase Manhattan 1994 Long-Term Incentive Plan (1994 Plan) became effective, replacing The Chase Manhattan 1987 Long-Term Incentive Plan (1987 Plan). Under the 1994 Plan, the total number of shares of common stock as to which options and restricted stock units that could have been granted between May 1, 1994 and December 31, 1994 was 100,000 shares. During 1994, 2,500 stock options were granted under the 1994 Plan. The maximum number of shares of common stock as to which options and restricted stock units could be awarded in 1995 is approximately 2.7 million shares.
        During 1994, approximately 150,000 restricted stock units were granted under the 1987 Plan. The amounts granted were in compliance with the 1987 Plan limitations in effect prior to May 1, 1994. During 1993 approximately 210,000 restricted stock units were granted under the 1987 Plan. At December 31, 1994, approximately 688,000 restricted stock units were outstanding.

Employee Stock Option Plan
On January 19, 1994, Chase adopted a broad-based employee stock option plan. Under the plan, substantially all full-time employees were awarded options to purchase 400 shares of common stock, and substantially all part-time employees were awarded options to purchase 200 shares of common stock at an exercise price of $35.50 per share. Employees who begin employment after January 19, 1994 are awarded options to purchase a proportionately reduced number of shares based on the time remaining between the commencement of employment and the first date the options can be excercised, which is January 19, 1997. No options will be granted after September 30, 1996. The options become exercisable on January 19, 2003, and all options expire on January 19, 2004. The options may, however, be exercised on an accelerated basis (but not earlier than January 19, 1997) if certain share price performance levels are achieved during the period from January 19, 1994 through March 31, 1997. One half of the options become exercisable if the common stock trades, over a defined period, at an average price of $52 per share by March 31, 1997; all of the options become exercisable if the common stock trades, over a defined period, at an average price of $60 per share by that date. No options will be granted under this plan once the average share price, over a defined period, reaches $52 on or before September 30, 1996. Neither the grant nor the exercise of the options will result in a charge to the Corporation's earnings under current accounting rules.
        Following is the activity in the Employee Stock Option Plan during 1994:

- -----------------------------------------------------------------------------
Employee Stock Option Plan
- -----------------------------------------------------------------------------
                                                         Stock   Option Price
                                                       Options      Per Share
- -----------------------------------------------------------------------------
Outstanding at December 31, 1993                            --   $         --
Granted during 1994                                 15,554,978    32.00-38.50
Exercised during 1994                                       --             --
Canceled during 1994                                (2,369,486)   32.00-38.50
Outstanding at December 31, 1994                    13,185,492   $32.00-38.50
- -----------------------------------------------------------------------------


==============================================================================
Note 19. Fees and Commissions

- -----------------------------------------------------------------------------
($ in millions)                                  1994        1993        1992
- -----------------------------------------------------------------------------
Fees and Commissions:
  Consumer Banking                             $  638      $  457      $  549
  Trust and Fiduciary                             567         465         407
  Investment Banking                              233         194         200
  Other                                           438         446         426
- -----------------------------------------------------------------------------
Total Fees and Commissions                     $1,876      $1,562      $1,582
- -----------------------------------------------------------------------------


==============================================================================
Note 20. Other Expenses

- -----------------------------------------------------------------------------
($ in millions)                                  1994        1993        1992
- -----------------------------------------------------------------------------
Amortization of Goodwill and
  Other Intangible Assets                      $   77      $   78      $   79
Real Estate Properties Acquired in
  Satisfaction of Loans, Net                        7         213         122
Federal Deposit Insurance
  Corporation Expense                              90          97          96
Consulting and External Services                  377         325         291
Marketing and Public Relations                    203         178         158
Supplies, Postage and Shipping                    134         132         128
Communications                                    124         104         107
Travel                                            128         106         100
Other                                             208         190         203
- -----------------------------------------------------------------------------
Total Other Expenses                           $1,348      $1,423      $1,284
- -----------------------------------------------------------------------------

==============================================================================
Note 21. International Activities
International activities include the business conducted by overseas offices, as well as international business conducted from domestic offices, principally the Head Office of the Bank in New York. Because of the close integration of Chase's foreign and domestic activities, it is difficult to estimate the amounts of assets, liabilities, revenue and expenses attributable to international activities. Such amounts are based on internal allocations and allowances, which are necessarily subjective. Such allocations of assets, liabilities, revenue and expenses to geographic areas are based on the domiciles of the obligors. The principal internal allocations and allowances used to estimate the assets, liabilities, revenue and expenses related to international activities are as follows:
- --Allocation of the cost of funds based on a process that attempts to match assets and liabilities with similar maturities, liquidity and interest rate characteristics.
- --Allocation of capital based on an internal methodology that takes into account risks associated with businesses in each geographic area.
- --Allocation of expenses incurred by one geographic area on behalf of another, including general and administrative costs.
- --Allocation of the Provision for Possible Credit Losses based on charge-off experience and risk characteristics of the portfolio, and an allocation of the total Reserve for Possible Credit Losses to international activities.
- --Allowance for the differences between foreign and United States tax rates. The following table sets forth estimated Average Assets at December
31, 1994, 1993 and 1992 and estimated Revenue, Expenses, Income (Loss) Before Taxes and Net Income (Loss) for the respective years then ended.


- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Income (Loss)            Net
($ in millions)                                     Average Assets         Revenue*       Expenses**  Before Taxes    Income (Loss)
- ----------------------------------------------------------------------------------------------------------------------------------
1994
- ----------------------------------------------------------------------------------------------------------------------------------
Domestic                                                 $  77,582         $ 4,599         $ 3,617          $  982          $  659
- ----------------------------------------------------------------------------------------------------------------------------------
International:
  Asia                                                      12,526             526             473              53              45
  Europe, Middle East and Africa                            16,475             675             519             156             111
  Western Hemisphere                                        12,215             942             363             579             390
- ----------------------------------------------------------------------------------------------------------------------------------
Total International                                         41,216           2,143           1,355             788             546
- ----------------------------------------------------------------------------------------------------------------------------------
Total                                                    $ 118,798         $ 6,742         $ 4,972          $1,770          $1,205
- ----------------------------------------------------------------------------------------------------------------------------------
1993
- ----------------------------------------------------------------------------------------------------------------------------------
Domestic                                                 $  68,049         $ 4,618         $ 4,828          $ (210)         $  105
- ----------------------------------------------------------------------------------------------------------------------------------
International:
  Asia                                                       9,399             687             418             269             164
  Europe, Middle East and Africa                            12,718             701             540             161             103
  Western Hemisphere                                        12,511             806             295             511             594
- ----------------------------------------------------------------------------------------------------------------------------------
Total International                                         34,628           2,194           1,253             941             861
- ----------------------------------------------------------------------------------------------------------------------------------
Total***                                                 $ 102,677         $ 6,812         $ 6,081          $  731          $  966
- ----------------------------------------------------------------------------------------------------------------------------------
1992
- ----------------------------------------------------------------------------------------------------------------------------------
Domestic                                                 $  70,344         $ 4,100         $ 3,850          $  250          $  168
- ----------------------------------------------------------------------------------------------------------------------------------
International:
  Asia                                                       8,980             542             348             194             121
  Europe, Middle East and Africa                            10,630             594             588               6              (3)
  Western Hemisphere                                        10,398             677             302             375             353
- ----------------------------------------------------------------------------------------------------------------------------------
Total International****                                     30,008           1,813           1,238             575             471
- ----------------------------------------------------------------------------------------------------------------------------------
Total                                                    $ 100,352         $ 5,913         $ 5,088          $  825          $  639
- ----------------------------------------------------------------------------------------------------------------------------------

   *Total Revenue is composed of Net Interest Revenue and Total Other Operating Revenue.
  **Total Expenses are composed of Total Other Operating Expenses and Provisions.
 ***The 1993 tax provision reflects the $500 million of tax benefits recognized as a result of the adoption of SFAS 109.
    The benefits allocated primarily reflect previously unrecorded deferred tax assets related to prior period refinancing country and commercial real estate loan loss provisions.
****The reserve and provision for possible credit losses applicable to refinancing countries have been allocated to the applicable international areas. Tax benefits applicable to the provision are reflected in the year(s) in which such benefits are included in Chase's consolidated income tax provision.


In 1994, 1993 and 1992, net foreign exchange translation losses on investments in overseas branches, subsidiaries and associated companies, included in revenue, amounted to approximately $7 million, $28 million and $30 million, respectively, after applicable income taxes.

==============================================================================
Note 22. The Chase Manhattan Corporation (Company Only)

- -----------------------------------------------------------------------------
Condensed Balance Sheet
The Chase Manhattan Corporation (Company Only)
- -----------------------------------------------------------------------------
                                                               December 31,
- -----------------------------------------------------------------------------
($ in millions)                                              1994        1993
- -----------------------------------------------------------------------------
Assets
Demand Deposits with the Bank                             $    11     $     8
Money Market Instruments with
  the Bank and Nonbanking Subsidiary                        1,710       1,414
Notes Receivable from Subsidiaries:
  Nonbanking Subsidiaries                                     329         925
  Banking Subsidiaries                                          1           1
Investment Securities:
  Available for Sale Carried at Fair Value                    295         456
Receivables from Banking Subsidiaries:
  Subordinated Debentures from:
    The Bank                                                2,210       2,210
    Chase USA                                                 250         250
  Subordinated Equity Contract Note
    from the Bank                                             150         150
Receivable from Nonbanking Subsidiary                         235          --
Investments in Subsidiaries (at Equity in
  Net Assets):
    Banking Subsidiaries:
      The Bank                                              7,002       6,444
      Other Banking Subsidiaries                            1,855       1,699
    Nonbanking Subsidiaries                                   773         955
Other Assets                                                  186         196
- -----------------------------------------------------------------------------
Total Assets                                              $15,007     $14,708
- -----------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Commercial Paper                                          $ 1,779     $ 1,521
Other Liabilities                                             326         229
Intermediate- and Long-Term Debt                            4,543       4,836
- -----------------------------------------------------------------------------
Total Liabilities                                           6,648       6,586
- -----------------------------------------------------------------------------
Net Unrealized Gains (Losses) on
  Investment Securities--
    Available for Sale                                        (35)        264
Other Stockholders' Equity                                  8,394       7,858
- -----------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                $15,007     $14,708
- -----------------------------------------------------------------------------

Notes Receivable from Nonbanking Subsidiaries of the Company are evidenced by promissory notes. The average interest rates earned on these notes were 4.29%, 4.10% and 4.67% for the years 1994, 1993 and 1992, respectively.
These notes represent funding of the nonbanking subsidiaries.


- -----------------------------------------------------------------------------
Condensed Statement of Income
The Chase Manhattan Corporation (Company Only)
- -----------------------------------------------------------------------------
                                                    Year Ended December 31,
- -----------------------------------------------------------------------------
($ in millions)                                  1994        1993        1992
- -----------------------------------------------------------------------------
Revenue
Dividends Received:
  The Bank                                     $  238        $107       $  --
  Other Banking Subsidiaries                       77         200         271
  Nonbanking Subsidiaries                          --          38          27
  Investment Securities                             2           2           2
- -----------------------------------------------------------------------------
                                                  317         347         300
Interest Revenue on Receivables:
  Banking Subsidiaries                            239         225         188
  Nonbanking Subsidiaries                          47          84         122
- -----------------------------------------------------------------------------
                                                  286         309         310
Interest on Instruments with Banking
  and Nonbanking Subsidiaries                      58          29          33
Interest on Investment Securities                  11          17          14
Interest on Securities Purchased
  Under Resale Agreements with Others              --          --           2
Other Revenue                                      27          21          36
- -----------------------------------------------------------------------------
Total Revenue                                     699         723         695
- -----------------------------------------------------------------------------
Interest Expense
  Commercial Paper                                 71          48          40
  Other Short-Term Borrowings                       1           3          15
  Intermediate- and Long-Term Debt                261         271         342
Other Expenses                                     43          46          44
- -----------------------------------------------------------------------------
Total Expenses                                    376         368         441
- -----------------------------------------------------------------------------
Income Before Income Taxes (Benefits)
  and Equity in Undistributed
    Net Income of Subsidiaries                    323         355         254
Applicable Income Taxes (Benefits)                 (4)         37          (7)
Equity in Undistributed Net Income
  of Subsidiaries                                 878         648         378
- -----------------------------------------------------------------------------
Net Income                                     $1,205        $966        $639
- -----------------------------------------------------------------------------

- ----------------------------------------------------------------------------------------------------------------------------------
Condensed Statement of Cash Flows
The Chase Manhattan Corporation (Company Only)
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Year Ended December 31,
- ----------------------------------------------------------------------------------------------------------------------------------
($ in millions)                                                                                 1994           1993           1992
- ----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                                                 $   1,205      $     966      $     639
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
  Equity in Income of Subsidiaries                                                              (878)          (648)          (378)
  Accretion and Amortization                                                                      11              5             11
  Deferred Income Taxes (Benefits)                                                               (35)            11              2
  Net Gains on Sales of Assets                                                                   (27)           (15)           (31)
Net (Increase) Decrease in Operating Assets                                                        9            (17)            (8)
Net Increase (Decrease) in Other Liabilities                                                     132            (72)           (86)
- ----------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                        417            230            149
- ----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
Placings of Interest-Bearing Deposits with the Bank                                          (86,701)      (101,449)      (110,056)
Proceeds from Sales and Maturities of Interest-Bearing Deposits Placed with
the Bank                                                                                      86,449        101,024        110,525
Notes Receivable from Nonbanking and Banking Subsidiaries:
    Repayments                                                                               128,581        105,419         97,947
    Issuances                                                                               (127,985)      (104,477)       (97,402)
Investment Securities--Held to Maturity:
    Payments for Purchases                                                                        --             --           (450)
    Proceeds from Sales                                                                           --             --              7
  Available for Sale Carried at Fair Value;
    At Lower of Cost or Market in 1993 Payments for Purchases                                   (323)          (258)            --
    Proceeds from Sales                                                                           13            102             --
    Proceeds from Maturities                                                                     425            250             --
Net Increase in Securities Purchased Under Resale Agreements with Nonbanking Subsidiary          (45)           (25)           (85)
Purchase of Subordinated Debentures of Nonbanking Subsidiary                                    (235)            --             --
Purchase of Subordinated Debentures of Banking Subsidiaries                                       --           (260)          (700)
Investments in Subsidiaries, Net                                                                 111           (440)          (786)
- ----------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Investing Activities                                                 290           (114)        (1,000)
- ----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
Net Increase in Short-Term Borrowings                                                            258            131            133
Intermediate- and Long-Term Debt:
  Proceeds from Issuance                                                                         462          1,094          1,642
  Repayments                                                                                    (755)        (1,674)        (1,395)
Cash Dividends                                                                                  (393)          (345)          (301)
Redemption of Redeemable Preferred Stock                                                          --            (53)            --
Proceeds from Issuance of Nonredeemable Preferred Stock                                          221            167            542
Redemption of Nonredeemable Preferred Stock                                                     (227)          (250)          (130)
Proceeds from Issuance of Common Stock                                                            36            790            386
Purchase of Treasury Stock                                                                      (306)            --             --
- ----------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Financing Activities                                                (704)          (140)           877
- ----------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Demand Deposits with the Bank                                           3            (24)            26
- ----------------------------------------------------------------------------------------------------------------------------------
Demand Deposits with the Bank at Beginning of Year                                                 8             32              6
- ----------------------------------------------------------------------------------------------------------------------------------
Demand Deposits with the Bank at End of Year                                               $      11      $       8      $      32
- ----------------------------------------------------------------------------------------------------------------------------------
Cash Paid for:
  Interest                                                                                 $     335      $     326      $     395
  Income Tax (Benefits)                                                                    $      --      $      (2)     $      18
- ----------------------------------------------------------------------------------------------------------------------------------

==============================================================================
Note 23. Pledged Assets and Required Reserves
Pledged assets consisted of certain investment and trading account securities and other assets aggregating approximately $11.3 billion at December 31, 1994. Of these, approximately $7.8 billion were pledged to secure repurchase agreements and approximately $3.5 billion were pledged to secure public and trust deposits and for other purposes.
        In addition, the Bank and certain banking subsidiaries of the Company are required to maintain average reserves on deposit with Federal Reserve Banks against certain outstanding domestic deposit liabilities. The reserves, which are included in Cash and Due from Banks, were $0.3 billion at both December 31, 1994 and 1993. Average required reserves during 1994 and 1993 were $0.6 billion.

==============================================================================
Note 24. Regulatory Limitations
The Federal Reserve Act and regulations thereunder impose various legal limitations on the extent to which banks with deposits insured by the FDIC may finance or otherwise supply funds to certain of their affiliates. In particular, each bank that is a subsidiary of the Company is subject to certain restrictions on extensions of credit or other covered transactions, such as certain purchases of assets, with the Company or such affiliates.
Such restrictions prevent banking subsidiaries of the Company from lending to the Company and their affiliates unless such extensions of credit are secured by collateral in specified amounts and are made on terms and conditions that are substantially the same as those prevailing for comparable transactions with nonaffiliated companies. Further, such covered transactions by any such bank are limited in amount as to the Company or any such affiliate to 10% of such bank's capital and surplus and as to the Company and all such affiliates in the aggregate to 20% of such bank's capital and surplus.
        The Company's ability to pay dividends on its preferred and common stock is derived from several sources, including, among other sources, dividends from the Bank, Chase USA, Chase Maryland and the Company's nonbanking subsidiaries. The ability of the Company's banking subsidiaries to pay dividends is subject to certain restrictions.
        National banks are subject to various legal limitations on the amount of dividends that may be paid to their stockholders. Under the provisions of 12 U.S.C. 56, a national bank may not pay a dividend in an amount greater than undivided net profits. Under the provisions of 12 U.S.C. 60, the approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds such bank's net income for that year, combined with its retained net income for the preceding two calendar years, less any required transfers to surplus.
        At December 31, 1994, under the more restrictive of these limitations, the Bank could declare dividends in 1995 of approximately $1.4 billion, combined with an additional amount equal to its net income for 1995 up to the date of any dividend declaration. Under applicable state and federal laws, Chase USA and Chase Maryland could declare dividends in 1995 of approximately $1 billion and $8 million, respectively, combined with an additional amount equal to their respective retained net income for 1995 up to the date of any dividend declaration. In determining whether, and to what extent, to pay dividends, each subsidiary bank must also consider the effect of applicable regulatory capital guidelines and leverage limitations.

=================================================================================================================================
Consolidated Summary of Quarterly Financial Information
The Chase Manhattan Corporation and Subsidiaries

                               1994                                                      Quarter Ended
- ----------------------------------------------------------------------------------------------------------------------------------
($ in millions, except per common share data)                    Dec. 31, 1994   Sept. 30, 1994   June 30, 1994   March 31, 1994
- ----------------------------------------------------------------------------------------------------------------------------------
Interest Revenue                                                        $1,946           $1,801          $2,305           $2,082
Interest Expense                                                         1,042              885           1,387            1,131
- ----------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                                       904              916             918              951
Provision for Possible Credit Losses                                        90              100             150              160
- ----------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue After Provision for Possible Credit Losses            814              816             768              791
- ----------------------------------------------------------------------------------------------------------------------------------
Other Operating Revenue                                                    673              727             800              853
Other Operating Expenses                                                 1,275            1,067           1,073            1,057
- ----------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                                        212              476             495              587
Applicable Income Taxes (Benefits)                                         (17)             171             188              223
- ----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                              $  229           $  305          $  307           $  364
- ----------------------------------------------------------------------------------------------------------------------------------
Net Income Applicable to Common Stock                                   $  199           $  274          $  272           $  333
- ----------------------------------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding (in millions)                          179.8            184.4           186.2            185.4
Primary Earnings Per Common Share                                       $ 1.10           $ 1.49          $ 1.46           $ 1.80
- ----------------------------------------------------------------------------------------------------------------------------------
Cash Dividends Declared Per Common Share                                $  .40           $  .40          $  .33           $  .33
- ----------------------------------------------------------------------------------------------------------------------------------

                               1993                                               Quarter Ended
- ----------------------------------------------------------------------------------------------------------------------------------
($ in millions, except per common share data)                    Dec. 31, 1993   Sept. 30, 1993   June 30, 1993   March 31, 1993
- ----------------------------------------------------------------------------------------------------------------------------------
Interest Revenue                                                        $2,155           $2,094          $2,058           $2,161
Interest Expense                                                         1,153            1,175           1,164            1,113
- ----------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                                     1,002              919             894            1,048
Provision for Possible Credit Losses                                       195              215             225              360
Provision for Loans Held for Accelerated Disposition                        --               --              --              566
- ----------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue After Provision for Possible Credit Losses
  and Loans Held for Accelerated Disposition                               807              704             669              122
- ----------------------------------------------------------------------------------------------------------------------------------
Other Operating Revenue                                                    878              720             693              658
Other Operating Expenses                                                 1,199            1,025             995            1,301
- ----------------------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Taxes                                                 486              399             367             (521)
Applicable Income Taxes (Benefits)                                         173              132             134             (174)
- ----------------------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Cumulative Effect of Change
  in Accounting Principle                                                  313              267             233             (347)
- ----------------------------------------------------------------------------------------------------------------------------------
Cumulative Effect of Change in Accounting
  Principle--Adoption of SFAS 109                                           --               --              --              500
- ----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                              $  313           $  267          $  233           $  153
- ----------------------------------------------------------------------------------------------------------------------------------
Net Income Applicable to Common Stock                                   $  282           $  231          $  196           $  117
- ----------------------------------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding (in millions)                          184.8            184.3           162.4            157.6
Primary Earnings (Loss) Per Common Share, Before
  Cumulative Effect of Change in Accounting Principle,
  Based on Average Shares Outstanding                                   $ 1.53           $ 1.25          $ 1.20           $(2.43)
Cumulative Effect of Change in Accounting Principle--
  Adoption of SFAS 109                                                      --               --              --             3.17
- ----------------------------------------------------------------------------------------------------------------------------------
Primary Earnings Per Common Share                                       $ 1.53           $ 1.25          $ 1.20           $  .74
- ----------------------------------------------------------------------------------------------------------------------------------
Cash Dividends Declared Per Common Share                                $  .30           $  .30          $  .30           $  .30
- ----------------------------------------------------------------------------------------------------------------------------------

                               1992                                               Quarter Ended
- ----------------------------------------------------------------------------------------------------------------------------------
($ in millions, except per common share data)                    Dec. 31, 1992   Sept. 30, 1992   June 30, 1992   March 31, 1992
- ----------------------------------------------------------------------------------------------------------------------------------
Interest Revenue                                                        $2,165           $2,069          $2,182           $2,289
Interest Expense                                                         1,208            1,181           1,313            1,439
- ----------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                                       957              888             869              850
Provision for Possible Credit Losses                                       305              320             295              300
- ----------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue After Provision for Possible Credit Losses            652              568             574              550
- ----------------------------------------------------------------------------------------------------------------------------------
Other Operating Revenue                                                    571              609             593              576
Other Operating Expenses                                                 1,019              957             945              947
- ----------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                                        204              220             222              179
Applicable Income Taxes                                                     34               44              70               38
- ----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                              $  170           $  176          $  152           $  141
- ----------------------------------------------------------------------------------------------------------------------------------
Net Income Applicable to Common Stock                                   $  137           $  142          $  122           $  114
- ----------------------------------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding (in millions)                          155.3            151.5           146.6            141.4
Primary Earnings Per Common Share                                       $  .87           $  .94          $  .83           $  .81
- ----------------------------------------------------------------------------------------------------------------------------------
Cash Dividends Declared Per Common Share                                $  .30           $  .30          $  .30           $  .30
- ----------------------------------------------------------------------------------------------------------------------------------

- ----------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue Analysis--Taxable Equivalent Basis*
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                            Domestic Offices
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                         1994                   1993                   1992
- ----------------------------------------------------------------------------------------------------------------------------------
($ in millions)                                                    Amount     Rate        Amount     Rate        Amount     Rate
- ----------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue:
Financial Statement Basis                                         $ 2,664                $ 2,960                $ 2,761
Taxable Equivalent Basis                                            2,684    3.37%         2,983    4.33%         2,793    3.66%
- --as a % of Average Gross Interest-Earning Assets                            4.14                   5.01                   4.55
- ----------------------------------------------------------------------------------------------------------------------------------
Average Balances: Gross Interest-Earning Assets                    64,759    7.42         59,565    7.29         61,442    8.07
                  Interest-Bearing Liabilities**                   52,354    4.05         45,953    2.96         49,042    4.41
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                            Overseas Offices
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                         1994                   1993                   1992
- ----------------------------------------------------------------------------------------------------------------------------------
($ in millions)                                                    Amount     Rate        Amount     Rate        Amount     Rate
- ----------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue:
Financial Statement Basis                                           1,025                    903                    803
Taxable Equivalent Basis                                            1,030    2.74            909    2.93            810    2.84
- --as a % of Average Gross Interest-Earning Assets                            3.35                   3.00                   3.04
- ----------------------------------------------------------------------------------------------------------------------------------
Average Balances: Gross Interest-Earning Assets                    30,723   10.91         30,286   13.72         26,675   14.20
                  Interest-Bearing Liabilities**                   28,445    8.17         30,092   10.79         26,204   11.36
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                            Consolidated Corporation
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                         1994                   1993                   1992
- ----------------------------------------------------------------------------------------------------------------------------------
($ in millions)                                                    Amount     Rate        Amount     Rate        Amount     Rate
- ----------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue:
Financial Statement Basis                                           3,689                  3,863                  3,564
Taxable Equivalent Basis                                            3,714    3.05          3,892    3.40          3,603    3.09
- --as a % of Average Gross Interest-Earning Assets                            3.89                   4.33                   4.09
- ----------------------------------------------------------------------------------------------------------------------------------
Average Balances: Gross Interest-Earning Assets                    95,482    8.55         89,851    9.46         88,117    9.92
                  Interest-Bearing Liabilities                     80,799    5.50         76,045    6.06         75,246    6.83
- ----------------------------------------------------------------------------------------------------------------------------------

 *Taxable equivalent amounts have been adjusted (by applying a combined U.S.
  Federal, state and local income tax rate of 41%) to recognize the differential between interest revenue that is fully or partially exempt from taxes and interest revenue that is fully taxable.
**Reflects appropriate allocations for the cost of time deposits received by overseas offices for domestic use and the cost of domestic monies raised for use in overseas offices.



- ----------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue--Taxable Equivalent Basis Increase (Decrease) due to
Changes in Average Balances and Interest Rates*
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                        1994 vs. 1993                      1993 vs. 1992
- ----------------------------------------------------------------------------------------------------------------------------------
($ in millions)                                                 Balance      Rate      Total        Balance      Rate      Total
- ----------------------------------------------------------------------------------------------------------------------------------
Interest-Earning Assets:
Interest-Bearing Deposits Placed with Banks                       $  34     $(253)     $(219)         $ 146     $(188)    $  (42)
Federal Funds Sold and Securities Purchased Under
  Resale Agreements                                                 319       (71)       248            197        61        258
Trading Account Assets                                              134        44        178             (6)      (68)       (74)
Investment Securities                                                89      (106)       (17)           138       (37)       101
Loans: Domestic Offices                                              91        84        175           (334)     (273)      (607)
       Overseas Offices                                            (186)     (472)      (658)            88       (22)        66
Accelerated Disposition Portfolio--Interest-Earning                 (48)        3        (45)            51         -         51
- ----------------------------------------------------------------------------------------------------------------------------------
Total Interest-Earning Assets                                       433      (771)      (338)           280      (527)      (247)
- ----------------------------------------------------------------------------------------------------------------------------------
Interest-Bearing Liabilities:
Deposits: Domestic Offices                                          (73)      227        154            (59)     (497)      (556)
          Overseas Offices                                          197       (39)       158            212      (577)      (365)
Federal Funds Purchased and Securities Sold Under
  Repurchase Agreements                                             201       (12)       189            (10)       (5)       (15)
Other Short-Term Borrowings                                         334      (816)      (482)            16       522        538
Intermediate- and Long-Term Debt                                    (80)      (99)      (179)           (40)      (98)      (138)
- ----------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities                                  579      (739)      (160)           119      (655)      (536)
- ----------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue--Taxable Equivalent Basis                    $(146)    $ (32)     $(178)         $ 161     $ 128      $ 289
- ----------------------------------------------------------------------------------------------------------------------------------

*Changes not due solely to average balances or interest rates have been allocated equally to average balances and interest rates.

=================================================================================================================================
Average Balances, Interest and Average Rates--Taxable Equivalent
The Chase Manhattan Corporation and Subsidiaries

- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                1994                            1993
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                     Average              Average    Average               Average
($ in millions, based on daily averages)                             Balance    Interest     Rate    Balance    Interest      Rate
- ----------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-Earning Assets:
Interest-Bearing Deposits Placed with Banks                         $  7,221      $  498    6.90%   $  6,834      $  717    10.49%
Federal Funds Sold and Securities Purchased Under Resale Agreements   13,332       1,277    9.58      10,106       1,029    10.18
Trading Account Assets--Interest-Earning*                              6,434         420    6.53       4,237         242     5.71
Investment Securities:
  Held to Maturity:
    Taxable                                                            1,339         117    8.76       1,010         134    13.25
    Tax Exempt                                                           368          42   11.40         449          51    11.46
- ----------------------------------------------------------------------------------------------------------------------------------
  Total Held to Maturity                                               1,707         159    9.33       1,459         185    12.70
  Available for Sale:
    Taxable                                                            5,949         524    8.81       5,305         517     9.75
    Tax Exempt                                                            33           2    5.67          --          --       --
- ----------------------------------------------------------------------------------------------------------------------------------
  Total Available for Sale                                             5,982         526    8.80**     5,305         517     9.75**
- ----------------------------------------------------------------------------------------------------------------------------------
Total Investment Securities                                            7,689         685    8.91       6,764         702    10.38
Loans:
  Domestic Offices                                                    44,021       3,781    8.59      42,947       3,606     8.39
  Overseas Offices                                                    16,742       1,492    8.91      18,559       2,150    11.59
- ----------------------------------------------------------------------------------------------------------------------------------
Total Loans                                                           60,763       5,273    8.68      61,506       5,756     9.36
  Less: Reserve for Possible Credit Losses***                          1,430          --      --       1,933          --       --
- ----------------------------------------------------------------------------------------------------------------------------------
Loans, Net                                                            59,333       5,273    8.68      59,573       5,756     9.36
- ----------------------------------------------------------------------------------------------------------------------------------
Accelerated Disposition Portfolio, Interest-Earning                       43           6   14.16         404          51    12.68
- ----------------------------------------------------------------------------------------------------------------------------------
Total Interest-Earning Assets***, Net                                 94,052       8,159    8.55      87,918        8,497    9.46
- ----------------------------------------------------------------------------------------------------------------------------------
Summary-Gross Interest-Earning Assets:
Domestic Offices                                                      64,759       4,806    7.42      59,565        4,342    7.29
Overseas Offices                                                      30,723       3,353   10.91      30,286        4,155   13.72
- ----------------------------------------------------------------------------------------------------------------------------------
Total Gross Interest-Earning Assets                                   95,482      $8,159    8.55%     89,851       $8,497    9.46%
- ----------------------------------------------------------------------------------------------------------------------------------
Noninterest-Earning Assets:
Cash and Due from Banks                                                6,050                           6,211
Trading Account Assets--Noninterest-Earning****                       10,177                              --
Customers' Liability on Acceptances                                      657                             743
Premises and Equipment                                                 1,825                           1,938
Accrued Interest Receivable                                              904                             750
Other Assets                                                           5,133                           5,117
- ----------------------------------------------------------------------------------------------------------------------------------
Total Noninterest-Earning Assets                                      24,746                          14,759
- ----------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                        $118,798                        $102,677
- ----------------------------------------------------------------------------------------------------------------------------------
Liabilities, Redeemable Preferred Stock and Stockholders' Equity
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
  Domestic Offices:
    Savings and Negotiable Order of Withdrawal Deposits             $  5,498      $  106    1.93%   $  5,386       $  104    1.93%
    Money Market Deposits                                             10,684         216    2.02      11,385          161    1.41
    Negotiable Certificates of Deposit                                 1,311          99    7.53       1,959          139    7.08
    Other Time Deposits                                                6,534         293    4.49       8,181          156    1.91
- ----------------------------------------------------------------------------------------------------------------------------------
  Total Domestic Offices                                              24,027         714    2.97      26,911          560    2.08
  Overseas Offices                                                    32,055       1,612    5.03      28,196        1,454    5.15
- ----------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Deposits                                       56,082       2,326    4.15      55,107        2,014    3.65
Federal Funds Purchased and Securities Sold Under
  Repurchase Agreements                                               15,265         759    4.97      11,269          570    5.06
Other Short-Term Borrowings:
  Domestic Offices                                                     3,138         217    6.91       2,323          130    5.59
  Overseas Offices                                                     1,105         831   75.16         981        1,400  142.71
- ----------------------------------------------------------------------------------------------------------------------------------
Total Other Short-Term Borrowings                                      4,243       1,048   24.69       3,304        1,530   46.31
Intermediate- and Long-Term Debt                                       5,209         312    6.00       6,365          491    7.71
- ----------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities                                    80,799       4,445    5.50      76,045        4,605    6.06
- ----------------------------------------------------------------------------------------------------------------------------------
Summary--Interest-Bearing Liabilities:
Domestic Offices                                                      52,354       2,122    4.05      45,953        1,359    2.96
Overseas Offices                                                      28,445       2,323    8.17      30,092        3,246   10.79
- ----------------------------------------------------------------------------------------------------------------------------------
Noninterest-Bearing Liabilities:
Deposits in Domestic Offices                                          13,367                          13,549
Deposits in Overseas Offices                                           2,491                           2,015
Trading Account Liabilities*****                                       9,774                              --
Acceptances Outstanding                                                  660                             753
Accounts Payable, Accrued Expenses and Other Liabilities               3,438                           3,049
- ----------------------------------------------------------------------------------------------------------------------------------
Total Noninterest-Bearing Liabilities                                 29,730                          19,366
- ----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                    110,529                          95,411
- ----------------------------------------------------------------------------------------------------------------------------------
Redeemable Preferred Stock                                                --                              39
- ----------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Nonredeemable Preferred Stock                                          1,441                           1,564
Common Stockholders' Equity                                            6,828                           5,663
- ----------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                             8,269                           7,227
- ----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities, Redeemable Preferred Stock and
  Stockholders' Equity                                              $118,798                        $102,677
- ----------------------------------------------------------------------------------------------------------------------------------
Taxable Equivalent Net Interest Revenue and Average Interest
  Rate Spread                                                                     $3,714    3.05%                  $3,892    3.40%
- ----------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue as a Percentage of Gross Interest-Earning Assets                       3.89%                            4.33%
- ----------------------------------------------------------------------------------------------------------------------------------


- --2nd section--

- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                  1992
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                     Average             Average
($ in millions, based on daily averages)                             Balance    Interest    Rate
- ----------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-Earning Assets:
Interest-Bearing Deposits Placed with Banks                         $  5,614      $  759   13.51%
Federal Funds Sold and Securities Purchased Under Resale Agreements    8,108         771    9.51
Trading Account Assets--Interest-Earning*                              4,323         316    7.31
Investment Securities:
  Held to Maturity:
    Taxable                                                            4,914         539   10.97
    Tax Exempt                                                           560          62   11.07
- ----------------------------------------------------------------------------------------------------------------------------------
  Total Held to Maturity                                               5,474         601   10.99
  Available for Sale:
    Taxable                                                               --          --      --
    Tax Exempt                                                            --          --      --
- ----------------------------------------------------------------------------------------------------------------------------------
  Total Available for Sale                                                --          --      --
- ----------------------------------------------------------------------------------------------------------------------------------
Total Investment Securities                                            5,474         601   10.99
Loans:
  Domestic Offices                                                    46,791       4,213    9.00
  Overseas Offices                                                    17,807       2,084   11.70
- ----------------------------------------------------------------------------------------------------------------------------------
Total Loans                                                           64,598       6,297    9.75
  Less: Reserve for Possible Credit Losses***                          1,987         --       --
- ----------------------------------------------------------------------------------------------------------------------------------
Loans, Net                                                            62,611       6,297    9.75
- ----------------------------------------------------------------------------------------------------------------------------------
Accelerated Disposition Portfolio, Interest-Earning                       --          --      --
- ----------------------------------------------------------------------------------------------------------------------------------
Total Interest-Earning Assets***, Net                                 86,130       8,744    9.92
- ----------------------------------------------------------------------------------------------------------------------------------
Summary-Gross Interest-Earning Assets:
Domestic Offices                                                      61,442       4,956    8.07
Overseas Offices                                                      26,675       3,788   14.20
- ----------------------------------------------------------------------------------------------------------------------------------
Total Gross Interest-Earning Assets                                   88,117      $8,744    9.92%
- ----------------------------------------------------------------------------------------------------------------------------------
Noninterest-Earning Assets:
Cash and Due from Banks                                                6,236
Trading Account Assets--Noninterest-Earning****                           --
Customers' Liability on Acceptances                                      713
Premises and Equipment                                                 1,767
Accrued Interest Receivable                                              815
Other Assets                                                           4,691
- ----------------------------------------------------------------------------------------------------------------------------------
Total Noninterest-Earning Assets                                       4,222
- ----------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                        $100,352
- ----------------------------------------------------------------------------------------------------------------------------------
Liabilities, Redeemable Preferred Stock and Stockholders' Equity
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
  Domestic Offices:
    Savings and Negotiable Order of Withdrawal Deposits             $  5,324      $  154    2.89%
    Money Market Deposits                                             10,018         300    2.99
    Negotiable Certificates of Deposit                                 3,439         272    7.90
    Other Time Deposits                                               10,100         390    3.86
- ----------------------------------------------------------------------------------------------------------------------------------
  Total Domestic Offices                                              28,881       1,116    3.86
  Overseas Offices                                                    24,811       1,819    7.33
- ----------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Deposits                                       53,692       2,935    5.47
Federal Funds Purchased and Securities Sold Under
  Repurchase Agreements                                               11,453         585    5.11
Other Short-Term Borrowings:
  Domestic Offices                                                     2,301         173    7.49
  Overseas Offices                                                       961         819   85.23
- ----------------------------------------------------------------------------------------------------------------------------------
Total Other Short-Term Borrowings                                      3,262         992   30.39
Intermediate- and Long-Term Debt                                       6,839         629    9.20
- ----------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities                                    75,246       5,141    6.83
- ----------------------------------------------------------------------------------------------------------------------------------
Summary--Interest-Bearing Liabilities:
Domestic Offices                                                      49,042       2,163    4.41
Overseas Offices                                                      26,204       2,978   11.36
- ----------------------------------------------------------------------------------------------------------------------------------
Noninterest-Bearing Liabilities:
Deposits in Domestic Offices                                          12,712
Deposits in Overseas Offices                                           1,775
Trading Account Liabilities*****                                          --
Acceptances Outstanding                                                  726
Accounts Payable, Accrued Expenses and Other Liabilities               3,908
- ----------------------------------------------------------------------------------------------------------------------------------
Total Noninterest-Bearing Liabilities                                 19,121
- ----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                     94,367
- ----------------------------------------------------------------------------------------------------------------------------------
Redeemable Preferred Stock                                                53
- ----------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Nonredeemable Preferred Stock                                          1,313
Common Stockholders' Equity                                            4,619
- ----------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                             5,932
- ----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities, Redeemable Preferred Stock and
  Stockholders' Equity                                              $100,352
- ----------------------------------------------------------------------------------------------------------------------------------
Taxable Equivalent Net Interest Revenue and Average Interest
  Rate Spread                                                                     $3,603    3.09%
- ----------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue as a Percentage of Gross Interest-Earning Assets                       4.09%
- ----------------------------------------------------------------------------------------------------------------------------------


- --third section--

- ----------------------------------------------------------------------------------------------------------------------------------
                                                                          Fourth Quarter 1994             Fourth Quarter 1993
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                     Average             Average     Average              Average
($ in millions, based on daily averages)                             Balance    Interest    Rate     Balance     Interest    Rate
- ----------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-Earning Assets:
Interest-Bearing Deposits Placed with Banks                         $  7,937      $  133    6.64%   $  5,938       $  164  10.93%
Federal Funds Sold and Securities Purchased Under Resale Agreements   14,116         228    6.43      10,550          245   9.21
Trading Account Assets--Interest-Earning*                              7,298         121    6.57       5,686           91   6.38
Investment Securities:
  Held to Maturity:
    Taxable                                                            1,786          25    5.64         980           33  13.53
    Tax Exempt                                                           347          10   11.49         424           12  11.36
- ----------------------------------------------------------------------------------------------------------------------------------
  Total Held to Maturity                                               2,133          35    6.59       1,404           45  12.87
  Available for Sale:
    Taxable                                                            5,354          92    6.81       6,061          133   8.68
    Tax Exempt                                                            73           1    5.43          --           --     --
- ----------------------------------------------------------------------------------------------------------------------------------
  Total Available for Sale                                             5,427          93    6.73**     6,061          133   8.68**
- ----------------------------------------------------------------------------------------------------------------------------------
Total Investment Securities                                            7,560         128    6.74       7,465          178   9.47
Loans:
  Domestic Offices                                                    44,980       1,029    9.07      43,485          890   8.12
  Overseas Offices                                                    16,217         315    7.71      18,907          580  12.16
- ----------------------------------------------------------------------------------------------------------------------------------
Total Loans                                                           61,197       1,344    8.71      62,392        1,470   9.35
  Less: Reserve for Possible Credit Losses***                          1,409          --      --       1,912           --     --
- ----------------------------------------------------------------------------------------------------------------------------------
Loans, Net                                                            59,788       1,344    8.71      60,480        1,470   9.35
- ----------------------------------------------------------------------------------------------------------------------------------
Accelerated Disposition Portfolio, Interest-Earning                        3          --      --         369           11  12.30
- ----------------------------------------------------------------------------------------------------------------------------------
Total Interest-Earning Assets***, Net                                 96,702       1,954    7.90      90,488        2,159   9.27
- ----------------------------------------------------------------------------------------------------------------------------------
Summary-Gross Interest-Earning Assets:
Domestic Offices                                                      67,168       1,357    8.01      62,288        1,089   6.94
Overseas Offices                                                      30,943         597    7.65      30,112        1,070  14.10
- ----------------------------------------------------------------------------------------------------------------------------------
Total Gross Interest-Earning Assets                                   98,111      $1,954    7.90%     92,400       $2,159   9.27%
- ----------------------------------------------------------------------------------------------------------------------------------
Noninterest-Earning Assets:
Cash and Due from Banks                                                5,952                           6,262
Trading Account Assets--Noninterest-Earning****                        9,670                              --
Customers' Liability on Acceptances                                      577                             715
Premises and Equipment                                                 1,887                            1,986
Accrued Interest Receivable                                            1,052                              757
Other Assets                                                           5,099                            5,401
- ----------------------------------------------------------------------------------------------------------------------------------
Total Noninterest-Earning Assets                                      24,237                           15,121
- ----------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                        $120,939                         $105,609
- ----------------------------------------------------------------------------------------------------------------------------------
Liabilities, Redeemable Preferred Stock and Stockholders' Equity
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
  Domestic Offices:
    Savings and Negotiable Order of Withdrawal Deposits             $  5,297      $   28    2.13%   $  5,412       $   24    1.74%
    Money Market Deposits                                              9,930          73    2.91      11,939           21    0.70
    Negotiable Certificates of Deposit                                 1,168          23    7.84       1,690           28    6.65
    Other Time Deposits                                                5,909          80    5.38       7,406           26    1.39
- ----------------------------------------------------------------------------------------------------------------------------------
  Total Domestic Offices                                              22,304         204    3.64      26,447           99    1.49
  Overseas Offices                                                    33,818         405    4.75      29,487          369    4.96
- ----------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Deposits                                       56,122         609    4.31      55,934          468    3.32
Federal Funds Purchased and Securities Sold Under
  Repurchase Agreements                                               17,742         256    5.73      12,451          127    4.06
Other Short-Term Borrowings:
Domestic Offices                                                       3,616          69    7.53       2,106           35    6.59
  Overseas Offices                                                       890          26   11.41       1,074          436  161.17
- ----------------------------------------------------------------------------------------------------------------------------------
Total Other Short-Term Borrowings                                      4,506          95    8.30       3,180          471   58.79
Intermediate- and Long-Term Debt                                       5,016          83    6.59       5,863           85    5.74
- ----------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities                                    83,386       1,043    4.96      77,428        1,151    5.90
- ----------------------------------------------------------------------------------------------------------------------------------
Summary--Interest-Bearing Liabilities:
Domestic Offices                                                      55,451         689    4.93      48,112          313    2.58
Overseas Offices                                                      27,935         354    5.03      29,316          838   11.34
- ----------------------------------------------------------------------------------------------------------------------------------
Noninterest-Bearing Liabilities:
Deposits in Domestic Offices                                          13,032                          14,273
Deposits in Overseas Offices                                           2,577                           2,258
Trading Account Liabilities*****                                       9,343                              --
Acceptances Outstanding                                                  567                             720
Accounts Payable, Accrued Expenses and Other Liabilities               3,699                           3,278
- ----------------------------------------------------------------------------------------------------------------------------------
Total Noninterest-Bearing Liabilities                                 29,218                          20,529
- ----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                    112,604                          97,957
- ----------------------------------------------------------------------------------------------------------------------------------
Redeemable Preferred Stock                                                --                              --
- ----------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Nonredeemable Preferred Stock                                          1,400                            1,399
Common Stockholders' Equity                                            6,935                            6,253
- ----------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                             8,335                            7,652
- ----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities, Redeemable Preferred Stock and
  Stockholders' Equity                                              $120,939                        $105,609
- ----------------------------------------------------------------------------------------------------------------------------------
Taxable Equivalent Net Interest Revenue and Average Interest
  Rate Spread                                                                     $  911    2.94%                  $1,008    3.37%
- ----------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue as a Percentage of Gross Interest-Earning Assets                       3.68%                            4.33%
- ----------------------------------------------------------------------------------------------------------------------------------

      *Includes only trading securities.
     **Average rate based on average amortized cost.
    ***Reserve for Possible Credit Losses excluded from calculations of average balances and average rates as appropriate.
  ****Includes foreign exchange, interest rate and commodity derivative contracts.
 *****Includes short sales and foreign exchange, interest rate and commodity derivative contracts.
Note: Loan and other asset amounts include nonaccrual and restructured loans and ORE, as applicable, but exclude assets held in the accelerated disposition portfolio. Accruing, nonaccruing and restructured loans in the accelerated disposition portfolio were treated as interest-earning in the above table, while ORE in the accelerated disposition portfolio was treated as noninterest-earning.
Note: Average rates for overseas offices in the above table reflect significantly lower Brazilian rates due to the significant decrease in
      Brazilian inflation beginning in the third quarter of 1994.

=============================================================================
Consolidated Analysis of Credit Loss Experience
The Chase Manhattan Corporation and Subsidiaries
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Year Ended December 31,
- ----------------------------------------------------------------------------------------------------------------------------------
($ in millions)                                                                       1994      1993      1992      1991      1990
- ----------------------------------------------------------------------------------------------------------------------------------
Loans:
  Outstanding Balance of Loans                                                     $63,038   $60,493   $62,558   $67,785   $74,727
  Average Balance of Loans                                                          60,763    61,506    64,598    70,949    76,965
- ----------------------------------------------------------------------------------------------------------------------------------
Reserve for Possible Credit Losses at Beginning of Year                            $ 1,425   $ 1,913   $ 1,960   $ 2,837   $ 3,290
Charge-Offs:
  Domestic Loans:
    Commercial Real Estate Loans                                                       185       305       456       378       191
    Loans to Financial Institutions                                                     19        28        29         8         7
    Commercial and Industrial Loans                                                     33       173       183       168       139
    Consumer Loans                                                                     413       441       516       547       425
    Lease Financings                                                                    11        16        18        12        12
    Other Loans                                                                          2         2        --         1        --
- ----------------------------------------------------------------------------------------------------------------------------------
  Total Domestic Loans                                                                 663       965     1,202     1,114       774
- ----------------------------------------------------------------------------------------------------------------------------------
  International Loans:
    Commercial Real Estate Loans                                                        --         1        --        --        --
    Loans to Financial Institutions                                                      7        --         3        93       105
    Loans to Foreign Governments and Official Institutions                              --       470        76       502       887
    Commercial and Industrial Loans                                                     30        68        71       319        74
    Consumer Loans                                                                       4         7        18        24        22
    Lease Financings                                                                    --        --        --        --         8
    Other Loans                                                                         --        --        --         3        --
- ----------------------------------------------------------------------------------------------------------------------------------
  Total International Loans                                                             41       546       168       941     1,096
- ----------------------------------------------------------------------------------------------------------------------------------
Total Charge-Offs                                                                      704     1,511     1,370     2,055     1,870
- ----------------------------------------------------------------------------------------------------------------------------------
Recoveries:
  Domestic Loans:
    Commercial Real Estate Loans                                                        60        28         3         1         2
    Loans to Financial Institutions                                                      6        --         1        --        --
    Commercial and Industrial Loans                                                     37        49        10        35        16
    Consumer Loans                                                                      43        47        52        56        59
    Lease Financings                                                                     3         4         4         2         3
- ----------------------------------------------------------------------------------------------------------------------------------
  Total Domestic Loans                                                                 149       128        70        94        80
- ----------------------------------------------------------------------------------------------------------------------------------
  International Loans:
    Loans to Financial Institutions                                                      1         5        --        --        --
    Loans to Foreign Governments and Official Institutions                              11        17         2         2         7
    Commercial and Industrial Loans                                                     22        19        18        18        20
    Consumer Loans                                                                       4         4         9        11         9
    Other Loans                                                                         --         1         5         3        --
- ----------------------------------------------------------------------------------------------------------------------------------
  Total International Loans                                                             38        46        34        34        36
- ----------------------------------------------------------------------------------------------------------------------------------
Total Recoveries                                                                       187       174       104       128       116
- ----------------------------------------------------------------------------------------------------------------------------------
Net Charge-Offs                                                                        517     1,337     1,266     1,927     1,754
- ----------------------------------------------------------------------------------------------------------------------------------
Provision for Possible Credit Losses Charged to Expenses                               500       995     1,220     1,085     1,300
Provision for Loans Held for Accelerated Disposition                                    --       566        --        --        --
Writedowns of Loans Transferred to the Accelerated
  Disposition Portfolio                                                                 --      (701)       --        --        --
Reserves of Disposed Subsidiaries
  and Other Adjustments                                                                  4       (10)        1       (24)       --
Foreign Exchange Translation Adjustments                                                 2        (1)       (2)      (11)        1
- ----------------------------------------------------------------------------------------------------------------------------------
Reserve for Possible Credit Losses at End of Year                                  $ 1,414   $ 1,425   $ 1,913   $ 1,960   $ 2,837
- ----------------------------------------------------------------------------------------------------------------------------------
Ratios:
  Total Recoveries to Total Charge-Offs                                               26.6%     11.5%      7.6%      6.2%      6.2%
  Net Charge-Offs to:
    Outstanding Balance of Loans                                                       .82      2.21      2.02      2.84      2.35
    Average Balance of Loans                                                           .85      2.17      1.96      2.72      2.28
    Reserve for Possible Credit Losses                                                36.6      93.8      66.2      98.3      61.8
    Provision for Possible Credit Losses                                             103.4     134.4     103.8     177.6     134.9
  Reserve for Possible Credit Losses to:
    Outstanding Balance of Loans                                                      2.24      2.36      3.06      2.89      3.80
    Average Balance of Loans                                                          2.33      2.32      2.96      2.76      3.69
- ----------------------------------------------------------------------------------------------------------------------------------
Summary of Net Charge-Offs:
  Domestic Loans                                                                   $   514   $   837   $ 1,132   $ 1,020   $   694
  International Loans                                                                    3       500       134       907     1,060
- ----------------------------------------------------------------------------------------------------------------------------------
Total Net Charge-Offs                                                              $   517   $ 1,337   $ 1,266   $ 1,927   $ 1,754
- ----------------------------------------------------------------------------------------------------------------------------------

=============================================================================
Selected Loan Maturities and Sensitivity to Changes in Interest Rates
The Chase Manhattan Corporation and Subsidiaries

                                                                               Within       After 1 But       After
($ in millions)                                                                1 Year    Within 5 Years     5 Years          Total
- ----------------------------------------------------------------------------------------------------------------------------------
Remaining Maturities of Selected Loans at December 31, 1994:
Domestic Offices:
  Commercial Real Estate Loans:
    Construction and Development                                              $   454            $  122      $   34        $   610
    Other Real Estate Loans                                                       914               434          97          1,445
  Loans to Financial Institutions                                                 970                19          --            989
  Loans for Purchasing or Carrying Securities                                     330                --          --            330
  Commercial and Industrial Loans                                               7,093               972         226          8,291
  Tax-Exempt Loans                                                                 72                29          60            161
  Other Loans (Excluding Consumer Loans and Lease Financings)                     612                66         343          1,021
- ----------------------------------------------------------------------------------------------------------------------------------
Total Domestic Offices                                                         10,445             1,642         760         12,847
Overseas Offices                                                               10,955             3,138       2,392         16,485
- ----------------------------------------------------------------------------------------------------------------------------------
Total Selected Loans                                                          $21,400            $4,780      $3,152        $29,332
- ----------------------------------------------------------------------------------------------------------------------------------
Interest Rate Sensitivity of Selected Loans:*
Domestic Offices: Fixed Rate                                                                     $1,075      $  639
                  Variable Rate                                                                     566         122
- ----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                             1,641         761
- ----------------------------------------------------------------------------------------------------------------------------------
Overseas Offices: Fixed Rate                                                                        787         348
                  Variable Rate                                                                   2,352       2,043
- ----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                             3,139       2,391
- ----------------------------------------------------------------------------------------------------------------------------------
Consolidated: Fixed Rate                                                                          1,862         987
              Variable Rate                                                                       2,918       2,165
- ----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                            $4,780      $3,152
- ----------------------------------------------------------------------------------------------------------------------------------

*Excludes consumer loans and lease financings in domestic offices.


=============================================================================
Financial Ratios
The Chase Manhattan Corporation and Subsidiaries
                                                                                      1994      1993      1992      1991      1990
- ----------------------------------------------------------------------------------------------------------------------------------
Earnings Ratios
Net Income (Loss) as a Percentage of Average:
  Total Assets                                                                       1.01%      .94%      .64%      .52%       N/M
  Common Stockholders' Equity*                                                      15.79     14.59     11.14     10.49        N/M
  Total Stockholders' Equity                                                        14.57     13.33     10.71     10.36        N/M
- ----------------------------------------------------------------------------------------------------------------------------------
Cash Dividends Paid on Common Stock as a Percentage of
  Net Income (Loss) Applicable to Common Stock                                      24.84%    24.74%    34.40%    38.26%       N/M
Total Cash Dividends Paid as a Percentage of Net Income (Loss)                      32.73     35.65     47.17     50.14        N/M
- ----------------------------------------------------------------------------------------------------------------------------------
Leverage Ratios--Averages
Common Stockholders' Equity as a Percentage of:
  Total Assets                                                                       5.75%     5.52%     4.60%     3.97%     3.90%
  Total Stockholders' Equity, Redeemable Preferred Stock and
    Intermediate- and Long-Term Debt                                                50.66     41.54     36.02     33.87     31.94
Total Stockholders' Equity as a Percentage of Total Assets                           6.96      7.04      5.91      4.94      4.69
- ----------------------------------------------------------------------------------------------------------------------------------
Leverage Ratios--at December 31,
Common Stockholders' Equity as a Percentage of:
  Total Assets                                                                       6.10%     6.58%     5.25%     4.36%     3.97%
  Total Stockholders' Equity, Redeemable Preferred Stock and
    Intermediate- and Long-Term Debt                                                51.82     48.84     37.35     35.72     34.39
Total Stockholders' Equity as a Percentage of Total Assets                           7.33      7.95      6.79      5.42      4.83
- ----------------------------------------------------------------------------------------------------------------------------------
Capital Ratios--at December 31,**
  Tier 1 Leverage                                                                    7.37%     7.81%     6.66%     5.28%     4.40%
  Tier 1 Capital as a Percentage of Net Risk--Weighted Assets Guidelines             8.30      8.44      6.76      5.32      4.32
  Total Capital as a Percentage of Net Risk--Weighted Assets Guidelines             12.78     13.22     11.12      9.74      8.33
- ---------------------------------------------------------------------------------------------------------------------------------

 *Based on Net Income (Loss), adjusted as applicable.
**Based on Federal Reserve Board definitions. Risk-based capital and leverage ratios exclude the equity, assets and off-balance sheet positions of Chase Securities Inc., the Corporation's U.S. underwriting and dealing subsidiary. N/M As a result of Net Loss, these ratios are not meaningful.


- -----------------------------------------------------------------------------
The Chase Manhattan Bank, N.A. and Subsidiaries
Capital Ratios--at December 31,*
  Tier 1 Leverage                                                                    6.97%     6.98%     6.50%     5.11%     4.06%
  Tier 1 Capital as a Percentage of Net Risk-Weighted Assets Guidelines              8.18      7.63      6.85      5.41      4.26
  Total Capital as a Percentage of Net Risk-Weighted Assets Guidelines              11.93     11.74     10.71      8.75      7.49
- ----------------------------------------------------------------------------------------------------------------------------------

*Based on Office of the Comptroller of the Currency definition.


=================================================================
Stockholder Data
The Chase Manhattan Corporation and Subsidiaries
- -----------------------------------------------------------------
                                            Common Stock
- -----------------------------------------------------------------
($ in millions,                                               Per
except per common                  Total                   Common
share data)                         Paid                    Share
- -----------------------------------------------------------------
Quarterly Cash
  Dividends
1994
1st Qtr.                          $ 60.9                    $ .33
2nd Qtr.                            61.0                      .33
3rd Qtr.                            73.8                      .40
4th Qtr.                            72.2                      .40
- -----------------------------------------------------------------
Total                             $267.9                    $1.46
- -----------------------------------------------------------------
1993
1st Qtr.                          $ 46.9                    $ .30
2nd Qtr.                            47.3                      .30
3rd Qtr.                            55.0                      .30
4th Qtr.                            55.1                      .30
- -----------------------------------------------------------------
Total                             $204.3                    $1.20
- -----------------------------------------------------------------



- --2nd section--
- --------------------------------------------------------------------------------------------------------------------
                                                                    Preferred Stock
- --------------------------------------------------------------------------------------------------------------------
($ in millions,                                               Floating       Floating
except per common                  6.75%          7.60%           Rate           Rate         10.50%          9.76%
share data)                     Series B       Series C       Series E       Series F       Series G       Series H
- --------------------------------------------------------------------------------------------------------------------
Quarterly Cash
  Dividends
1994
1st Qtr.                            $ --           $ --          $  --          $ 3.4          $ 3.7          $ 2.5
2nd Qtr.                              --             --             --            5.4            3.7            2.5
3rd Qtr.                              --             --             --             --            3.7            2.5
4th Qtr.                              --             --             --             --            3.7            2.5
- --------------------------------------------------------------------------------------------------------------------
Total                               $ --           $ --          $  --          $ 8.8          $14.8          $10.0
- --------------------------------------------------------------------------------------------------------------------
1993
1st Qtr.                            $ .4           $ .5          $ 5.2          $ 4.3          $ 3.7          $ 2.5
2nd Qtr.                              .4             .5            4.9            4.1            3.7            2.5
3rd Qtr.                              .3             .4            4.2            3.9            3.7            2.5
4th Qtr.                              --             --             --            3.6            3.7            2.5
- --------------------------------------------------------------------------------------------------------------------
Total                               $1.1           $1.4          $14.3          $15.9          $14.8          $10.0
- --------------------------------------------------------------------------------------------------------------------



- --3rd section--
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                    Preferred Stock
- ----------------------------------------------------------------------------------------------------------------------------------
($ in millions,                                                                                          Adjustable
except per common                 10.84%          9.08%          8.50%          8.32%          8.40%           Rate          Total
share data)                     Series I       Series J       Series K       Series L       Series M       Series N           Paid
- ----------------------------------------------------------------------------------------------------------------------------------
Quarterly Cash
  Dividends
1994
1st Qtr.                            $ 5.4         $ 3.4          $ 3.6          $ 5.0          $ 3.6          $ --          $ 30.6
2nd Qtr.                              5.4           3.4            3.6            5.0            3.6           2.0            34.6
3rd Qtr.                              5.4           3.4            3.6            5.0            3.6           3.5            30.7
4th Qtr.                              5.4           3.4            3.6            5.0            3.6           3.7            30.9
- ----------------------------------------------------------------------------------------------------------------------------------
Total                               $21.6         $13.6          $14.4          $20.0          $14.4          $9.2          $126.8
- ----------------------------------------------------------------------------------------------------------------------------------
1993
1st Qtr.                            $ 5.4         $ 3.4          $ 3.6          $ 5.0          $ 2.4          $ --          $ 36.4
2nd Qtr.                              5.4           3.4            3.6            5.0            3.6            --            37.1
3rd Qtr.                              5.4           3.4            3.6            5.0            3.6            --            36.0
4th Qtr.                              5.4           3.4            3.6            5.0            3.6            --            30.8
- ----------------------------------------------------------------------------------------------------------------------------------
Total                               $21.6         $13.6          $14.4          $20.0          $13.2          $ --          $140.3
- ----------------------------------------------------------------------------------------------------------------------------------



Quarterly Comparison of Market Prices*

                                                                          Common Stock
                                      Common Stock                   Subscription Warrants
- -----------------------------------------------------------------------------------------------
                              High         Low       Close        High         Low       Close
- -----------------------------------------------------------------------------------------------
1994
1st Qtr.                   $36.625     $30.375     $32.250    $  8.625     $ 5.250    $  5.875
2nd Qtr.                    40.000      31.250      38.250       9.625       5.500       8.250
3rd Qtr.                    38.875      34.625      34.625       8.750       5.875       5.875
4th Qtr.                    37.000      33.500      34.375       6.875       4.500       4.875
- -----------------------------------------------------------------------------------------------
1993
1st Qtr.                   $35.625     $27.375     $34.875    $     --     $    --    $     --
2nd Qtr.                    38.000      28.375      32.250          --          --          --
3rd Qtr.                    37.875      31.375      37.125      10.125       5.000       9.500
4th Qtr.                    38.000      31.125      33.875      10.000       7.250       8.125
- -----------------------------------------------------------------------------------------------



- --2nd section--
                                              Redeemable Preferred Stock
                                  6.75% Series B                        7.60% Series C
- -----------------------------------------------------------------------------------------------
                              High         Low       Close        High         Low       Close
- -----------------------------------------------------------------------------------------------
1994
1st Qtr.                   $    --     $    --     $    --    $     --     $    --    $     --
2nd Qtr.                        --          --          --          --          --          --
3rd Qtr.                        --          --          --          --          --          --
4th Qtr.                        --          --          --          --          --          --
- -----------------------------------------------------------------------------------------------
1993
1st Qtr.                   $94.000     $85.000     $92.250    $ 99.000     $94.250    $ 97.250
2nd Qtr.                    94.000      92.250      93.375     101.000      96.000     101.000
3rd Qtr.                        --          --          --          --          --          --
4th Qtr.                        --          --          --          --          --          --
- -----------------------------------------------------------------------------------------------



- --3rd section--
                                                                  Nonredeemable Preferred Stock
                                     Floating Rate                       Floating Rate
                                        Series E                            Series F                         10.50% Series G
- ----------------------------------------------------------------------------------------------------------------------------------
                              High         Low       Close        High         Low       Close        High         Low       Close
- ----------------------------------------------------------------------------------------------------------------------------------
1994
1st Qtr.                   $    --     $    --     $    --    $ 50.625     $49.875    $ 50.125     $30.750     $27.000     $27.875
2nd Qtr.                        --          --          --      50.813      50.000      50.250      29.500      26.750      28.750
3rd Qtr.                        --          --          --          --          --          --      29.625      28.000      28.000
4th Qtr.                        --          --          --          --          --          --      28.500      26.250      27.000
- ----------------------------------------------------------------------------------------------------------------------------------
1993
1st Qtr.                   $52.375     $49.625     $50.375    $ 49.875     $47.250    $ 49.875     $30.500     $27.750     $29.500
2nd Qtr.                    51.375      50.250      50.375      51.000      49.625      50.375      30.250      28.750      29.500
3rd Qtr.                        --          --          --      51.000      50.125      50.250      31.625      29.375      30.125
4th Qtr.                        --          --          --      50.875      49.750      50.125      31.625      28.750      29.375
- ----------------------------------------------------------------------------------------------------------------------------------


- --4th section--
                                     9.76% Series H                      10.84% Series I
- ----------------------------------------------------------------------------------------------
                              High         Low       Close        High         Low       Close
- ----------------------------------------------------------------------------------------------
1994
1st Qtr.                   $30.000     $25.250     $26.875     $32.000     $28.500     $29.125
2nd Qtr.                    29.000      25.750      28.000      30.750      28.250      29.625
3rd Qtr.                    28.500      27.000      27.000      31.000      29.250      29.625
4th Qtr.                    27.750      25.500      26.250      30.000      27.500      27.750
- ----------------------------------------------------------------------------------------------
1993
1st Qtr.                   $28.875     $26.125     $28.000     $31.500     $28.500     $30.375
2nd Qtr.                    29.250      26.375      28.125      31.750      30.250      31.000
3rd Qtr.                    30.250      28.125      29.500      32.500      30.875      31.875
4th Qtr.                    30.250      28.000      28.625      32.375      30.500      31.500
- ----------------------------------------------------------------------------------------------



- --5th section--
                                                 Nonredeemable Preferred Stock
                                    9.08% Series J                       8.50% Series K
- ----------------------------------------------------------------------------------------------
                              High         Low       Close        High         Low       Close
- ----------------------------------------------------------------------------------------------
1994
1st Qtr.                   $27.750     $25.250     $25.750     $27.250     $24.625     $24.875
2nd Qtr.                    26.750      24.750      26.125      26.875      23.375      25.250
3rd Qtr.                    26.625      25.500      25.750      26.250      24.750      24.875
4th Qtr.                    26.000      24.500      24.875      25.000      23.250      23.750
- ----------------------------------------------------------------------------------------------
1993
1st Qtr.                   $27.500     $25.125     $26.750     $26.750     $24.375     $25.625
2nd Qtr.                    27.625      26.375      27.125      26.625      25.375      26.125
3rd Qtr.                    28.125      27.000      27.625      27.250      26.125      26.625
4th Qtr.                    28.125      26.875      27.250      27.500      25.875      26.500
- ----------------------------------------------------------------------------------------------


- --6th section--
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Adjustable Rate
                                     8.32% Series L                      8.40% Series M                         Series N
- ----------------------------------------------------------------------------------------------------------------------------------
                              High         Low       Close        High         Low       Close        High         Low       Close
- ----------------------------------------------------------------------------------------------------------------------------------
1994
1st Qtr.                   $27.250     $23.875     $24.875     $27.500     $24.625     $25.000     $    --     $    --     $    --
2nd Qtr.                    26.250      23.625      24.750      26.375      23.250      25.125      25.500      24.625      24.875
3rd Qtr.                    26.688      23.750      24.500      26.000      24.500      24.750      25.750      23.500      23.500
4th Qtr.                    24.875      22.750      23.500      25.000      23.000      23.625      24.500      20.750      21.594
- ----------------------------------------------------------------------------------------------------------------------------------
1993
1st Qtr.                   $26.500     $23.750     $25.375     $26.500     $25.250     $25.500     $    --     $    --     $    --
2nd Qtr.                    26.375      25.000      25.875      26.500      25.250      26.000          --          --          --
3rd Qtr.                    27.000      25.875      26.375      27.250      26.000      26.375          --          --          --
4th Qtr.                    27.375      25.750      26.500      27.625      25.500      26.500          --          --          --
- ----------------------------------------------------------------------------------------------------------------------------------

*The high, low and closing sales prices for transactions reported on the NYSE composite tape.



NUMBER OF COMMON STOCKHOLDERS, PREFERRED STOCKHOLDERS AND
CONVERTIBLE SECURITY HOLDERS

The following table sets forth the approximate number of holders of record of each class of equity and securities convertible into equity securities of the Company at the end of the years indicated:

- ---------------------------------------------------------------------------------------
                                                                    1994           1993
- ---------------------------------------------------------------------------------------
Common Stock                                                      48,400         51,200
Junior Participating Preferred Stock Purchase Rights              48,400         51,200
Common Stock Subscription Warrants                                12,600         14,500
Preferred Stock, Floating Rate Series F                               --          4,700
Preferred Stock, 10.50% Series G                                   1,900          1,900
Preferred Stock, 9.76% Series H                                    1,000          1,000
- ---------------------------------------------------------------------------------------


- --2nd section--

- ---------------------------------------------------------------------------------------
                                                                    1994           1993
- ---------------------------------------------------------------------------------------
Preferred Stock, 10.84% Series I                                   1,900          1,900
Preferred Stock, 9.08% Series J                                    1,300          1,300
Preferred Stock, 8.50% Series K                                    1,500          1,500
Preferred Stock, 8.32% Series L                                    2,400          2,400
Preferred Stock, 8.40% Series M                                    1,100          1,000
Preferred Stock, Adjustable Rate, Series N                            50             --
- ---------------------------------------------------------------------------------------

Note: The principal market in which the Company's Common Stock is traded is the New York Stock Exchange.



Description of Business

General
The Chase Manhattan Corporation (the Company) is a bank holding company incorporated in 1969, whose principal subsidiary is The Chase Manhattan Bank, N.A. (the Bank). As used herein, the term Corporation or "Chase" means the Company and its subsidiaries, and the term Bank means the Bank and its subsidiaries.
        In addition to the Bank, the Corporation holds investments in other subsidiaries that provide a variety of financial services, including commercial and consumer financing, investment banking, securities trading and investment advisory services. A description of Chase core businesses is set forth in Management's Discussion and Analysis beginning on page 26.

- -------------------------------------------------------------------------------
Competition
The Corporation competes with various financial institutions, ranging from multinational bank holding companies and their subsidiaries to local thrift institutions as well as with securities brokers, underwriters, government agencies and other businesses providing financial services. The Bank and other banking subsidiaries of the Corporation compete for deposits with other banks and thrift institutions and for other sources of funds and retail products, such as credit cards, with both banking and nonbanking institutions. Other institutions may not be subject to the same regulatory restrictions as the Corporation's subsidiaries, which intensifies the competition for business both domestically and abroad.

- -------------------------------------------------------------------------------
Supervision and Regulation
The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Act"), and is required to file with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") an annual report and other information required pursuant to the Act.
The Company is subject to inspection by the Federal Reserve Board.
        Under the Act and Regulation Y of the Federal Reserve Board, the
Company, with certain exceptions, may not acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank without the prior approval of the Federal Reserve Board. Until September 29, 1995, the Act prohibits the acquisition by a bank holding company of shares of a bank located outside the state in which the operations of the bank holding company's banking subsidiaries are principally conducted, unless such acquisition is specifically authorized by a statute of the state in which the bank to be acquired is located.
        Pursuant to the Act, the Company may not engage in any business directly or through a nonbanking subsidiary other than managing and controlling banks, furnishing certain services or engaging in businesses that the Federal Reserve Board deems to be closely related to banking. In making any such determination, the Federal Reserve Board is required to consider whether the performance of such activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. Further, the Federal Reserve Board is empowered to differentiate between activities commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern.
        The Bank, Chase Florida and Chase Connecticut, as national banks and members of the Federal Reserve System, are subject to the supervision of the Office of the Comptroller of the Currency and the Federal Reserve Board.
Chase Maryland, as a state bank and member of the Federal Reserve System, is subject to supervision by state banking regulators and the Federal Reserve
Board. Chase USA, a state bank that is not a member of the Federal Reserve System, is subject to the supervision of state banking regulators and the Federal Deposit Insurance Corporation (FDIC). Such supervision includes periodic examinations, periodic reporting requirements, limitations on investment and other powers and regulation of the establishment and operation of branches. Deposits of all these banks are insured by the FDIC.
        The Company, the Bank and their affiliates are also subject to restrictions with respect to issuing, floating and underwriting, or publicly selling or distributing, securities in the United States. The Bank and its affiliates may underwrite and deal in specific categories of securities, including U.S. government and certain U.S. agency, state and municipal securities. In addition, the Corporation, through Chase Securities Inc., is authorized to underwrite and deal, to a limited extent and is subject to various conditions, in certain other categories of securities, including asset backed securities and corporate debt and equity.
        Regulations implementing the International Lending Supervision Act of 1983 (ILSA) require federal banking agencies to jointly determine when and to what extent banking institutions are to establish and maintain special reserves against certain foreign loans or other foreign assets. Reserves are required whenever, in the judgment of the federal banking agencies, the quality of these loans or assets has been impaired by the protracted inability of public or private borrowers in a foreign country to make payments on their external indebtedness and no definite prospects exist for orderly restoration of debt service.

        The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted, among other things, to increase funding for the FDIC's Bank Insurance Fund, and establish standards for, and restrictions on, activities of depository institutions based upon capital status and supervisory evaluation by federal banking regulators. Federal banking agencies were required to adopt various rules and regulations implementing FDICIA, some of which have already been promulgated; others of which have been or are to be proposed. Through December 31, 1994, regulations have been promulgated under FDICIA covering a variety of matters including assessment of risk-based deposit insurance and prompt corrective action measures available to federal regulators based on the capital category of an institution. These rules and regulations have resulted in increased costs to the Company, the Bank and their affiliates: however, they have not had a material effect on Chase's operations.
        Further rules have been proposed under FDICIA, governing such matters as accounting and capital requirements. Until the various regulations are adopted in final form, however, it is difficult to assess how they will impact Chase's financial condition or operations.

- -------------------------------------------------------------------------------
Effect of Government Policies
The earnings of the Corporation are significantly influenced by fluctuations in economic activity, the general price level and relative prices throughout the world economy. In addition, fiscal and other policies adopted by the United States and foreign governments can have important consequences on the financial performance of the Corporation. In particular, the actions and policies of the Federal Reserve Board and foreign central banks exert a major influence on interest rates, credit conditions, exchange rates and asset prices. Recognizing the inherent difficulties of forecasting government behavior and asset prices, the Corporation endeavors to accurately assess and manage these economic risks and other risks that it faces in the conduct of its business.

- -------------------------------------------------------------------------------
Properties
The Bank owns the land and a 60-story building at 1 Chase Manhattan Plaza
(1 CMP), in downtown Manhattan, New York, which houses the Company's Executive Office and the Bank's Head Office. This property represents a significant portion of the value of banking premises owned by the Bank. Of total space of approximately two million square feet in this building, approximately one-half is occupied by the Bank and the Company and most of the remainder is leased to tenants.
        In addition to 1 CMP, the Bank owns the land and 50-story building known as 1 New York Plaza in downtown Manhattan. Chase has essentially completed renovating the facility and has leased substantially all of the space to outside tenants.
        The Corporation built in 1992 and fully occupies a two-building complex known as Chase MetroTech in downtown Brooklyn, New York. This facility contains approximately 1.75 million square feet and houses, among other things, the Corporation's operations and product support functions that were housed in 1 New York Plaza and other downtown and midtown locations.
        In November of 1993, Chase Manhattan Mortgage Corporation purchased its headquarters: a two-building, 258,000 square foot complex known as Fountain Square in Tampa, Florida for $31 million. The Corporation also owns and occupies a two-building, 300,000 square foot complex in Tempe, Arizona that serves as its western regional processing center for Chase USA.
        The Lincoln First Tower, a 27-story building with approximately
424,000 square feet of space, located in Rochester, New York, is the leased headquarters for the Upstate New York Region of The Corporation's Regional Banking Sector. This lease expires February 23, 2011, with options to renew to the year 2041, and includes a purchase option exercisable at various dates in the future. Chase Plaza, a 14-story building with approximately 240,000 square feet of space, located in Wilmington, Delaware, is the leased headquarters of Chase USA. This lease expires December 4, 2001, with options to renew to the year 2016 and includes a purchase option at various dates now and in the future.
        The Bank assumed the lease for 20 Pine Street (renamed 2 Chase
Manhattan Plaza) on December 15, 1988, which includes an option to purchase the 38-story, 600,000 square foot office building adjacent to 1 Chase
Manhattan Plaza. Leasing this space permitted the consolidation of a substantial number of personnel who previously occupied space in several locations in the downtown Manhattan area.
        The Bank also owns other banking premises, principally in overseas locations such as England, Switzerland, Puerto Rico, Panama, Brazil and
Japan. The Bank leases space occupied by many of its branch offices and facilities used in its domestic and foreign operations.

- -------------------------------------------------------------------------------
Legal Proceedings
Various actions and proceedings are pending against the Company, the Bank and certain of their subsidiaries and certain of their present officers and directors, in which claims for substantial money damages are asserted based on alleged violations of various laws. Management, after consultation with legal counsel, is of the opinion that the ultimate effect on the Corporation of all such pending actions and proceedings would not be material in relation to its financial position or its results of operations.

===============================================================================
Executive Officers of the Company

The following is a list as of February 27, 1995 showing the names and ages of all executive officers of the Company, the positions and offices with the Company held by them and the dates from which those positions and offices have been continuously held. There are no family relationships between any of the principal executive officers or directors of the Company. Under the By-Laws, the Chairman of the Board and the Vice Chairman of the Board hold office until the next annual organization meeting of the Board. All other officers hold office at the pleasure of the Board.

                                       Positions and Offices Held and
Name                            Age    Dates from Which Held
- --------------------------------------------------------------------------------
Thomas G. Labrecque              56    Chairman of the Board and Chief
                                       Executive Officer--
                                         October 31, 1990
                                       and Director--
                                         June 25, 1980
Richard J. Boyle                 51    Vice Chairman of the Board
                                       and Director--
                                         August 20, 1987
Donald L. Boudreau               54    Senior Executive Vice President--
                                         October 20, 1994
Robert D. Hunter                 51    Senior Executive Vice President--
                                         October 20, 1994
E. Michel Kruse                  51    Senior Executive Vice President--
                                         October 20, 1994
Deborah L. Duncan                39    Treasurer--
                                         August 1, 1994
                                       and Executive Vice President--
                                         September 1, 1994
A. Wright Elliott                59    Executive Vice President--
                                         April 1, 1983
Michael P. Esposito, Jr.         55    Executive Vice President--
                                         April 1, 1983
                                       and Chief Compliance, Control and
                                       Administrative Officer--
                                         August 5, 1992
John J. Farrell                  43    Executive Vice President--
                                         September 1, 1994
Arjun K. Mathrani                50    Executive Vice President--
                                         September 18, 1991
                                       and Chief Financial Officer--
                                         August 1, 1994
L. Edward Shaw, Jr.              50    Executive Vice President--
                                         December 18, 1985
                                       and General Counsel--
                                         February 1, 1983
Douglas T. Williams              54    Executive Vice President--
                                         January 26, 1995
Lester J. Stephens, Jr.          51    Senior Vice President--
                                         March 1, 1985
                                       and Controller--
                                         January 1, 1987

Each officer, has been employed in such principal occupation or in other positions with the Bank or other subsidiaries of the Company for more than the last five years and other than Ms. Duncan, has as his principal occupation the corresponding office with the principal subsidiary of the Company, the Bank. In addition to the primary occupation listed, Ms. Duncan also is principally employed as an Executive Vice President of the Bank.

================================================================================
Cross-Reference Index Form 10-K

Part I
Item No.                                                                  Pages
- --------------------------------------------------------------------------------
Item 1. Business.
Description of Business                                                   27,86
Number of Employees                                                          33
Domestic and International Operations                                        74
Distribution of Assets, Liabilities and Stockholders'
Equity; Interest Rates and Interest Differentials                            80
The Effect of Changes in Average Balances and
        Average Rates on Interest Revenue                                    79
Investment Portfolio                                                      34,63
Loan Portfolio                                                         44,61,83
Risk Elements                                                             35-49
Summary of Credit Loss Experience                                            82
Allocation of the Reserve for Possible Credit Losses                         47
Deposits                                                                  34,80
Return on Equity and Assets                                                  83
Short-Term Borrowings                                                        35

Item 2.  Properties.                                                         87

Item 3.  Legal Proceedings.                                                  87

Item 4.  Submission of Matters to a Vote of Security Holders--
         The Company has nothing to report under this item.
         --Executive Officers of the Company                                 88

- --------------------------------------------------------------------------------
Part II
Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters.                                     72,84

Item 6.  Selected Financial Data.                                            26

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.                      26

Item 8.  Financial Statements and Supplementary Data.                        51
The Chase Manhattan Corporation and Subsidiaries:
  Consolidated Statement of Condition                                        51
  Consolidated Statement of Income                                           52
  Consolidated Statement of Changes in Stockholders' Equity                  53
  Consolidated Statement of Cash Flows                                       54
The Chase Manhattan Bank, N.A. and Subsidiaries:
  Consolidated Statement of Condition                                        55
Notes to Financial Statements                                                56
Independent Accountants' Report                                              50
Consolidated Summary of Quarterly Financial Information                      78

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure--
         The Company has nothing to report under this item.

- --------------------------------------------------------------------------------
Part III
The information required by Items 10 through 13 in this part is omitted pursuant to Instruction G of Form 10-K because the Company intends to file with the Commission a definitive Proxy Statement, pursuant to Regulation 14A, not later than 120 days after December 31, 1994.

- --------------------------------------------------------------------------------
Part IV
Item 14. Exhibits, Financial Statement Schedules
         and Reports on Form 8-K.
(a)      (1) Financial Statements--See Item 8
         (2) Financial Statement Schedules--None
         (3) Exhibits*
*Stockholders may obtain a copy of any Exhibit listed in Item 14(a)(3) by writing to Ronald C. Mayer, Secretary of the Company, The Chase Manhattan Corporation, 1 Chase Manhattan Plaza, New York, NY 10081. The index below is a summary. The detailed index is included in the Form 10-K filed with the Securities and Exchange Commission.
- --------------------------------------------------------------------------------
All schedules normally required by Form 10-K are omitted because they are either not applicable or the required information is set forth in the financial statements or in the notes related thereto.

Exhibit 3A. Restated Certificate of Incorporation of the Company
(including certificates of designation, preferences and rights of series of Preferred Stock).

Exhibit 3B. By-Laws of the Company.

Exhibit 4. Instruments defining the Rights of Security Holders, including Indentures.**
**Neither the Company nor any of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed is a party to an instrument with respect to long-term debt where the securities authorized thereunder exceed 10% of the total assets of the Corporation. In accordance with subsection (b)(4)(iii)(A) of Item 601 of Regulation S-K, the Company hereby agrees to furnish to the Commission, on request, a copy of all instruments defining the rights of holders of long-term debt of the Company or any of its subsidiaries for which consolidated or unconsolidated financial statements must be filed.

- --------------------------------------------------------------------------------
Exhibit 10. Material Contracts.
Exhibit 11. Computation of Earnings Per Common Share.
Exhibit 12. Computation of Ratios of Earnings to Fixed Charges.
Exhibit 21. Subsidiaries of the Company.
Exhibit 23. Consent of Independent Accountants--See page 50.
Exhibit 24. Power of Attorney.
Exhibit 99. Additional Exhibits--None.
(b) Reports on Form 8-K
The Company filed a report on Form 8-K during the quarter ended
December 31, 1994.
- --The report dated October 18, 1994 with respect to the Corporation's Press Release dated October 18, 1994, which announced the Corporation's earnings for the third quarter of 1994.
- --The report dated November 18, 1994 with respect to the Corporation's agreement to purchase the securities processing business of the U. S. Trust Corporation.
- --The report dated December 7, 1994 with respect to the Corporation's entering into a distribution agreement covering the issuance and placement of up to $2,627,525,000 aggregate principal amount of Senior/Subordinated Medium-Term Notes, Series B.
- --The report dated December 14, 1994 with respect to the Corporation's entering into a distribution agreement covering the issuance and placement of up to $200,000,000 aggregate principal amount of Senior/Subordinated Medium-Term Notes, Series C.

- -------------------------------------------------------------------------------
This report on Form 10-K has not been approved or disapproved by the Securities and Exchange Commission nor has the Commission passed upon the accuracy or adequacy of this report. Portions of the 1994 Annual Report to the Company's stockholders are not required by the Form 10-K report and are not "filed'' as part of the Form 10-K. Only those sections of the Annual
Report referenced in the above index are incorporated in the Form 10-K.



=============================================================================
                              Graphic Appendix
- -----------------------------------------------------------------------------
Pursuant to Regulation S-T Item 304, the following is a description of the graphic image material identified in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations by the word [Graph] followed by the number of the graphic or image.

- -----------------------------------------------------------------------------
Graphic
Number       Page     Description
- ------------------------------------------------------------------------------
1            28       Pie graph entitled, "Global Financial Services -Revenue
                      by Geography", showing the percentage of revenue, in separate pie slices, for 1994: North America -44%, Western Hemisphere -24%, Europe -21% and Asia -11%;
                      for 1993: North America -50%, Western Hemisphere -15%,
                      Europe -21%, and Asia -14%.

2            28       Bar graph entitled, "Global Financial Services -Revenue
                      by Product $ in millions" showing the following revenue amounts in separate bars by product for 1994 and 1993, respectively: Transaction & Information Services -1,152 and 1,037; Trading -702 and 808; Loan Portfolio -656 and 700; Investment Banking - 434 and 420; Individual
                      Investment Services -337 and 351; and Product Revenue
                      Overlap & Other - (116) and (57).

3            30       Venn diagram entitled, "Retail Businesses - 1994 Revenue
                      by Geography $ in millions", showing National Consumer
                      Products revenue of 2,025 in a circle; Tri-State
                      Regional Banking revenue of 1,487 in another circle;
                      and the overlap of the circles of 475 represents revenue from National Consumer products generated in Tri-State Regional Banking.

4            30       Bar graph entitled, "Retail Businesses - Revenue by
                      Product $ in millions", showing the following revenue amounts in separate bars by product for 1994 and 1993, respectively: Credit Card -1,360, and 1,463;
                      Consumer Deposit Products -685 and 758;
                      Business Services -442 and 390; Mortgage -343 and 175;
                      Other Retail Products - 318 and 316; and
                      All Other -83 and 38.

5            36       Bar graph entitled "Cumulative Interest Rate Gaps Year
                      End 1994 $ in billions" showing the net assets or net liabilities, in separate bars titled including derivatives and excluding derivatives, respectively, for the following periods: net assets of 10.0 and 4.2, for 1-3 months; net assets of 6.4 and net liabilities of 1.2, for 3-12 months; net assets of 3.1 and net liabilities of 5.5, for 1996; net liabilities of 0.6 and 8.6, for 1997; net liabilities of 6.6 and 11.9, for 1998; net liabilities of 9.9 and 13.7, for 1999;
                      net liabilities of 6.8 and 10.1, for 2000 and net liabilities of 7.3 and 10.4, for 2001.

================================================================================
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        THE CHASE MANHATTAN CORPORATION
        (Registrant)
        By:   /s/ LESTER J. STEPHENS, JR
        (Lester J. Stephens, Jr.)                       DATE: February 28, 1995
        (Senior Vice President and Controller)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

      Signature              Capacity                        Date

/s/ THOMAS G. LABRECQUE        Director,
- ---------------------      Chairman of the Board and Chief   February 28, 1995
(Thomas G. Labrecque)      Executive Officer
                             (Principal Executive Officer)


/s/ RICHARD J. BOYLE           Director and
- ---------------------      Vice Chairman of the Board        February 28, 1995
(Richard J. Boyle)


M. Anthony Burns,          Directors                         February 28, 1995
Joan Ganz Cooney,
Jairo A. Estrada,
James L. Ferguson,
H. Laurance Fuller,
William H. Gray III,
David T. Kearns,
Delano E. Lewis,
Paul W. MacAvoy,
John H. McArthur,
David T. McLaughlin,
Edmund T. Pratt, Jr.,
Henry B. Schacht and
Donald H. Trautlein


By: /s/ RONALD C. MAYER
- ---------------------
    Attorney-in-Fact

/s/ ARJUN K. MATHRANI          Executive Vice President and
- ---------------------      Chief Financial Officer           February 28, 1995
(Arjun K. Mathrani)          (Principal Financial Officer)

/s/ LESTER J. STEPHENS, JR.    Senior Vice President and
                           Controller                        February 28, 1995
(Lester J. Stephens, Jr.)    (Principal Accounting Officer)

- --------------------------------------------------------------------------------

=============================================================================
Sources

Page 8
Largest and Best Global Custodian Largest Global Custodian:
INSTITUTIONAL INVESTOR's annual ranking of global custodians, published October 1994. Best Global Custodian: EUROMONEY's third annual Awards for Excellence, published July 1994.

#1 U.S. Dollar Clearing Worldwide Based on average daily volume for 1993, according to data from the New York Clearinghouse Association, the second district Federal Reserve Bank and AMERICAN BANKER.

Top Five Global Loan Syndications Chase was ranked fifth in number of deals for which it was either agent or co-agent, according to league tables published by GOLD SHEETS newsletter, January 16, 1995.

#1 Jumbo Mortgage Lender in Market Share DATAQUICK, Geomortgage,
TRW, RMS, Lusk and Realist provided data--compiled and published
September 6, 1994--on mortgage originations of $350,000 to $1 million for the 12-month period ending March 31, 1994, in all Personal Financial Services-served territories in the U.S. except Minnesota, Pennsylvania and parts of New York. Market share based on dollar volume. PFS ranked #1, with 4.50% market share in dollar volume for this 12-month period.

#1 Independent Auto Finance Company in the U.S. Excluding finance companies owned by auto manufacturers, Chase Auto Finance is the leader in terms of market share and loan volume.

Regional Community Development Chase's support of the Harlem Restoration Project was cited by The Social Compact, an affiliation of 270 financial services institutions committed to increasing investment in the U.S.'s "at-risk" neighborhoods. Chase Community Development Corporation provided $474,000, representing the private-sector component of financing that will enable HRP to rehabilitate 77 units of affordable housing.

Page 12
Tier 1 Capital Chase's Tier 1 Capital ratio at December 31, 1994, was 8.30%, compared with a ratio of 8.44% at December 31, 1993.

Total Capital Chase's Total Capital ratio at December 31, 1994, was 12.78%, compared with a ratio of 13.22% at December 31, 1993.

Total Net Loan Charge-Offs Total net loan charge-offs for full-year 1994 were $517 million, compared with $1,337 million for 1993.

Total Nonaccrual Loans Total nonaccrual loans at December 31, 1994, were $660 million, compared with $1,054 million at December 31, 1993.

Revenue per Employee Total revenue divided by number of employees as calculated for full-year 1990 ($139,000) and full-year 1994 ($184,000).

Recognition from the Debt Rating Agencies In December 1994, Thomson BankWatch awarded a AA- rating to the long-term deposits of Chase Manhattan Bank.

Page 16
Best in Foreign Exchange EUROMONEY's third annual Awards for Excellence, published July 1994.

Most Knowledgeable About the Energy Industry PETROLEUM ECONOMIST
Energy Finance Awards, published June 1994. Chase ranked first in three individual categories.

Most Professional Traders in Caps SWAPS MONITOR's fifth annual survey, published November 1994, to determine which companies are regarded by their peers as the most professional in their approach to the OTC derivatives business. Chase finished first out of 27 companies that received votes.

#1 in Transaction Volume for ACH Business Annual data compiled by AMERICAN BANKER, published May 1994. For 1993, Chase's automated clearinghouse volume totaled 163.4 million transactions.

Credit Card Innovator of the Year CREDIT CARD MANAGEMENT's annual recognition issue, published August 1994, on superior performance in the industry.

Best Problem-Solving Abilities/Platform Staff/Tellers Survey including more than 2,500 Regional Banking customers in New York and Connecticut, results released December 1993. In downstate New York, Chase ranked #1, with 66% of its customers ranking service quality "excellent" or "very good."

==============================================================================
Information


- -----------------------------------------------------------------------------
Products and Services
The Chase Information Center, on 1-800-AT-CHASE, provides information about Chase retail products and services in the U.S. 24 hours a day, seven days a week. Chase can also be reached by electronic mail:
Chase @CMB.com

- -----------------------------------------------------------------------------
Annual Meeting
The annual meeting of the shareholders of The Chase Manhattan Corporation will be held at 2:30 p.m. on Tuesday, April 18, 1995, in the auditorium on the ground floor of 1 Chase Manhattan Plaza, New York, NY.

The Chase Manhattan Corporation common stock is officially listed on the following stock exchanges:

- --The New York Stock Exchange
- --Dusseldorf Stock Exchange
- --Frankfurt Stock Exchange
- --Paris Stock Exchange
- --The Stock Exchange (London)

The New York Stock Exchange ticker symbols for stock of The Chase Manhattan Corporation are as follows:

CMB (Common)
CMB Pr G (Series G Preferred)
CMB Pr H (Series H Preferred)
CMB Pr I (Series I Preferred)
CMB Pr J (Series J Preferred)
CMB Pr K (Series K Preferred)
CMB Pr L (Series L Preferred)
CMB Pr M (Series M Preferred)
CMB Pr N (Series N Preferred)
CMB WS (Warrants)

- -----------------------------------------------------------------------------
Dividend Reinvestment and Stock Purchase Plan
As of the February 15, 1995 dividend, 43% of Chase's common shareholders were participating in the plan. By enrolling in the plan, common shareholders with U.S. addresses may:

- --Purchase additional shares of Chase common stock at a 5% discount from current market price by reinvesting their Chase common stock dividends;

- --Purchase additional shares of Chase common stock at a 3% discount from the current market price by making additional cash deposits; and

- --Make all purchases free of service charges or brokerage commissions.

Please note that the plan's discount and terms are subject to change. For complete details and enrollment material, write to:

Mellon Securities Transfer Services
Dividend Reinvestment Services
P.O. Box 750
Pittsburgh, PA 15230-0750

- -----------------------------------------------------------------------------
Transfer Agent and Registrar
(common stock)
Mellon Securities Trust Company

Questions regarding shareholder accounts and the direct dividend deposit service may be directed to:

Mellon Securities Transfer Services
Shareholder Relations
P.O. Box 590
Ridgefield Park, NJ 07660-9940
(800) 284-4262

- -----------------------------------------------------------------------------
Investor Contact
Investors and shareholders may obtain additional financial data and information from:

Investor Relations Division
The Chase Manhattan Corporation
1 Chase Manhattan Plaza, 30th floor
New York, NY 10081-0001
(212) 552-4237

- -----------------------------------------------------------------------------
Corporate Responsibility
Chase strives to serve its communities in a variety of ways. Reports regarding Chase's community investment activities, The Chase Manhattan
Bank, N .A.'s Community Reinvestment Act performance evaluation, certain related Home Mortgage Disclosure Act data and Chase's philanthropic programs are available to interested shareholders upon request to:

Chase Community Investment Committee
2 Chase Manhattan Plaza, 12th floor
New York, NY 10081-0001

- -----------------------------------------------------------------------------
Equal Opportunity at Chase
Chase actively seeks to identify, develop and advance talented people, and to promote an environment free from discrimination. Shareholders wishing to receive information regarding Chase's programs may request additional information from the corporation.



Design: Corporate Communications 0694068.  Printed in USA.

- ----------------------------------------------------------------------------------------------------------------------------------
                                       EXHIBIT INDEX
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Location in this
Exhibit No.                            Description                                                                Form 10-K
- ----------------------------------------------------------------------------------------------------------------------------------
Exhibit 3(i)A                          Restated Certificate of Incorporation of the Company
                                       (including certificates of designation, preferences and rights of series of Preferred Stock) (incorporated by reference to
                                       Exhibit 4(r) to the Company's Registration Statement on
                                       Form S-3, File No. 33-58144, filed on February 11, 1993).

Exhibit 3(i)B                          Certificate of Designation, Preferences and Rights of
                                       Preferred Stock, Adjustable Rate Series N (incorporated by reference to Exhibit (4)(e) to the Company's Current Report on Form 8-K dated April 29, 1994, File No. 1-5945).

Exhibit 3(ii)                          By-Laws of the Company (incorporated by reference to
                                       Exhibit (4)(b) to the Company's Registration Statement on
                                       Form S-3, File No. 33-42366, filed on August 21, 1991).

Exhibit 4                              Rights Agreement dated as of February 15, 1989 relating to the Junior Participating Preferred Stock Purchase Rights of
                                       the Company (incorporated by reference to Exhibit 28 to the
                                       Company's Annual Report on Form 10-K for the year ended
                                       December 31, 1988, File No. 1-5945).

Exhibit 10A                            The Chase Manhattan 1994 Long-Term Incentive Plan
                                       (incorporated herein by reference to Exhibit 10O to the
                                       Company's Quarterly Report on Form 10-Q for the quarter
                                       ended June 30, 1994, File No. 1-5945).

Exhibit 10B                            The Chase Manhattan 1987 Long-Term Incentive Plan, as
                                       amended (incorporated by Reference to Exhibit 10A to the
                                       Company's Annual Report on Form 10-K for the year ended
                                       December 31, 1990, File No. 1-5945).

Exhibit 10C                            The Chase Manhattan 1982 Long-Term Incentive Plan, as
                                       amended (incorporated by reference to Exhibit 10A to the
                                       Company's Annual Report on Form 10-K for the year ended
                                       December 31, 1986, File No. 1-5945).

Exhibit 10D                            The Chase Manhattan Management Incentive Plan, as
                                       amended (incorporated by reference to Exhibit 10C to the
                                       Company's Annual Report on Form 10-K for the year ended
                                       December 31, 1991, File No. 1-5945).

Exhibit 10E                            The Chase Manhattan Annual Incentive Compensation Program.                          Page 95

Exhibit 10F                            Supplemental Retirement Plan of the Bank, as amended
                                       (incorporated by reference to Exhibit 10G of the Company's
                                       Annual Report on Form 10-K for the year ended
                                       December 31, 1989, File No. 1-5945).

Exhibit 10G                            Further Amendment to the Supplemental Retirement Plan of
                                       the Bank (incorporated by reference to Exhibit 10G of the
                                       Company's Annual Report on Form 10-K for the year ended
                                       December 31, 1990, File No. 1-5945).

Exhibit 10H                            Supplemental Benefit Plan of the Bank, as amended
                                       (incorporated by reference to Exhibit 10H of the Company's
                                       Annual Report on Form 10-K for the year ended
                                       December 31, 1990, File No. 1-5945).



Exhibit 10I                            TRA 86 Supplemental Benefit Plan of the Bank, as amended
                                       (incorporated by reference to Exhibit 10I of the Company's
                                       Annual Report on Form 10-K for the year ended
                                       December 31, 1990, File No. 1-5945).

Exhibit 10J                            Description of Non-qualified Retirement Plan for Non-Officer
                                       Directors of the Company (incorporated by reference to
                                       Exhibit 10J of the Company's Annual Report on Form 10-K
                                       for the year ended December 31, 1990, File No. 1-5945).

Exhibit 10K                            Terms and Provisions Governing the Deferral of Chase
                                       Directors' Retainer and Fees, as amended, and Description
                                       of Stock Retainer Arrangement for Directors (incorporated
                                       by reference to Exhibit 10K of the Company's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-5945).

Exhibit 10L                            Forms of termination agreements entered into between the
                                       Company and certain of its officers (incorporated by reference to Exhibit 10L of the Company's Annual Report on Form 10-K
                                       for the year ended December 31, 1990, File No. 1-5945).

Exhibit 10M                            Amended list of Executive Officers who have entered into
                                       termination agreements with the Company.                                            Page 97

Exhibit 10N                            Special Severance Plan of the Company (incorporated by
                                       reference to Exhibit 10M of the Company's Annual Report
                                       on Form 10-K for the year ended December 31, 1990,
                                       File No. 1-5945).

Exhibit 10O                            Agreement by and among Mr. Willard C. Butcher, the
                                       Company and the Bank (incorporated by reference to
                                       Exhibit 10M of the Company's Annual Report on Form 10-K
                                       for the year ended December 31, 1991, File No. 1-5945).

Exhibit 10P                            The Chase Manhattan Stock Option Program for Employees
                                       (incorporated by reference to Exhibit 10N of the Company's
                                       Quarterly Report on Form 10-Q for the quarter ended
                                       June 30, 1994, File No. 1-5945).

Exhibit 11                             Computation of Earnings Per Common Share.                                           Page 98

Exhibit 12                             Computation of Ratios of Earnings to Fixed Charges.                                 Page 99

Exhibit 21                             Subsidiaries of the Company.                                                       Page 100

Exhibit 23                             Consent of Independent Accountants.                                                 Page 50

Exhibit 24                             Power of Attorney.                                                                 Page 101

Exhibit 27                             Financial Data Schedule                                                            Page 101
- ----------------------------------------------------------------------------------------------------------------------------------