Form 10-Q
period 1995-03-31
CHASE MANHATTAN CORP
filed 1995-05-15
CIK 19489

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                    FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  MARCH 31, 1995

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

        The number of shares outstanding of the registrant's common stock was 177,549,941 at March 31, 1995.

                        Exhibit Index Located on Page 40

The Chase Manhattan Corporation
March 31, 1995 Form 10-Q

TABLE OF CONTENTS


PART I.          FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

Item 1.          FINANCIAL STATEMENTS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

                 The Chase Manhattan Corporation and Subsidiaries:
                 Consolidated Statement of Condition  . . . . . . . . . . . . . . . . . . . . . . . . . .   4
                 Consolidated Statement of Income   . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
                 Consolidated Statement of Changes in Stockholders' Equity  . . . . . . . . . . . . . . .   6
                 Consolidated Statement of Cash Flows   . . . . . . . . . . . . . . . . . . . . . . . . .   7
                 Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . .   9
                 Comparative Financial Information:
                 Financial Ratios   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
                 Stockholder Data   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
                 The Chase Manhattan Bank, N.A. and Subsidiaries Consolidated
                      Statement of Condition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28
                 Average Balances, Interest and Average Rates -  Taxable Equivalent   . . . . . . . . . .  29
                 Investment Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33
                 Average Loan Balances  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  35
                 Analysis of Credit Loss Experience   . . . . . . . . . . . . . . . . . . . . . . . . . .  35
                 Intermediate- and Long-Term Debt   . . . . . . . . . . . . . . . . . . . . . . . . . . .  36
                 Consolidated Statement of Income (Five Quarters)   . . . . . . . . . . . . . . . . . . .  37

PART II.         OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38

Item 6.          EXHIBITS AND REPORTS ON FORM 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . .  38

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  40

PART I. -- FINANCIAL INFORMATION

Item 1. Financial Statements
The Consolidated Statement of Condition of The Chase Manhattan Corporation (the Company) and its subsidiaries (the Corporation or Chase) at March 31, 1995, December 31, 1994 and March 31, 1994, the Consolidated Statement of Income for the quarters ended March 31, 1995 and 1994, the Consolidated Statement of Changes in Stockholders' Equity for the quarters ended March 31, 1995 and 1994 and the Consolidated Statement of Cash Flows for the quarters ended March 31, 1995 and 1994 are set forth on the following pages.

     The interim consolidated financial statements are unaudited. However, in the opinion of Management, all adjustments, consisting only of normal recurring accruals, necessary for the fair presentation of the financial position, results of operations and cash flows for such periods, have been made. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the 1994 Annual Report). Prior periods' financial statements have been reclassified to conform with the current financial statement presentations.

     Throughout this report, the term Corporation refers to The Chase Manhattan Corporation and its direct and indirect subsidiaries, including the following mentioned in this report: The Chase Manhattan Bank, N.A. (the Bank), The Chase Manhattan Bank (USA) (Chase USA) and The Chase Manhattan Bank of Maryland (Chase Maryland). The term banking subsidiaries, as used in this report, includes any of the following commercial banks: the Bank, Chase USA, The Chase Manhattan Bank of Connecticut, N.A., Chase Maryland, The Chase Manhattan Bank of New Jersey, N.A. and The Chase Manhattan Private Bank (Florida), N.A. The term Bank, as used in this report, refers to The Chase Manhattan Bank, N.A. and its subsidiaries, including Chase Manhattan Overseas Banking Corporation, which holds investments in overseas commercial banking and financial services subsidiaries. The term nonbanking subsidiaries, as used in this report, refers to subsidiaries of the Company not chartered as commercial banks that are engaged in investment banking, mortgage banking, commercial and consumer financing and other financial services.

Consolidated Statement of Condition
The Chase Manhattan Corporation and Subsidiaries

                                                                                   March 31,       December 31,       March 31,
($ in millions)                                                                      1995             1994              1994
                                                                                  ----------       ------------     -----------
Assets
Cash and Due from Banks . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  4,424         $  4,713         $  4,483
Interest-Bearing Deposits Placed with Banks . . . . . . . . . . . . . . . . . .       6,521            6,791            5,054
Federal Funds Sold and Securities Purchased Under Resale Agreements . . . . . .       7,347            7,280            6,556
Trading Account Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20,550           15,109           18,247
Investment Securities:
  Held to Maturity (Market Value of $2,046, $2,054 and $1,354, Respectively). .       2,043            2,084            1,345
  Available for Sale Carried at Fair Value  . . . . . . . . . . . . . . . . . .       5,256            5,135            6,415
                                                                                   --------         --------         --------
Total Investment Securities . . . . . . . . . . . . . . . . . . . . . . . . . .       7,299            7,219            7,760
Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      64,135           63,038           61,635
Reserve for Possible Credit Losses  . . . . . . . . . . . . . . . . . . . . . .      (1,419)          (1,414)          (1,429)
Assets Held for Accelerated Disposition . . . . . . . . . . . . . . . . . . . .          --               --              121
Customers' Liability on Acceptances . . . . . . . . . . . . . . . . . . . . . .         889              520              705
Accrued Interest Receivable . . . . . . . . . . . . . . . . . . . . . . . . . .       1,202            1,276              917
Premises and Equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,919            1,895            1,791
Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,855            7,611            6,752
                                                                                   --------         --------         --------
        Total Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $120,722         $114,038         $112,592
                                                                                   --------         --------         --------
Liabilities and Stockholders' Equity
Deposits:
  Domestic Offices:
    Noninterest-Bearing . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 10,541         $ 11,990         $ 11,429
    Interest-Bearing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20,934           21,264           24,839
  Overseas Offices:
    Noninterest-Bearing . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,695            2,320            2,882
    Interest-Bearing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      34,127           34,382           29,476
                                                                                   --------         --------         --------
        Total Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      68,297           69,956           68,626
Federal Funds Purchased and Securities Sold Under Repurchase Agreements . . . .      11,489            9,312            8,345
Commercial Paper  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,713            1,766            1,499
Other Short-Term Borrowings . . . . . . . . . . . . . . . . . . . . . . . . . .       2,640            2,884            2,892
Trading Account Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .      14,651            9,664           11,263
Acceptances Outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . .         893              525              715
Accrued Interest Payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .         700              651              441
Accounts Payable, Accrued Expenses and Other Liabilities  . . . . . . . . . . .       6,517            5,851            5,148
Intermediate- and Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . .       5,298            5,070            5,509
                                                                                   --------         --------         --------
        Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .     112,198          105,679          104,438
                                                                                   --------         --------         --------
Stockholders' Equity:
  Nonredeemable Preferred Stock (Without Par Value, 56,000,000,
    56,000,000 and 51,439,738 Shares Outstanding, Respectively) . . . . . . . .       1,400            1,400            1,399
  Common Stock ($2.00 Par Value):
                                     3/31/95         12/31/94         3/31/94
                                   ------------     -----------     -----------
    Number of Shares:
         Authorized               500,000,000      500,000,000     500,000,000
         Issued                   186,049,941      185,674,178     184,797,798          372              371              370
         Outstanding              177,549,941      177,174,178     184,797,798
  Surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,958            3,949            3,935
  Net Unrealized Gains (Losses) on Investment Securities--Available
    for Sale  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (38)             (35)              10
  Retained Earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,138            2,980            2,440
                                                                                    -------          -------          -------
        Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8,830            8,665            8,154
  Less:  Treasury Stock at Cost (8,500,000, 8,500,000 and
           No Shares, Respectively) . . . . . . . . . . . . . . . . . . . . . . .       306              306               --
                                                                                    -------          -------           ------
        Total Stockholders' Equity  . . . . . . . . . . . . . . . . . . . . . . .     8,524            8,359            8,154
                                                                                   --------          -------          -------
        Total Liabilities and Stockholders' Equity  . . . . . . . . . . . . . . .  $120,722         $114,038         $112,592
                                                                                   --------          -------          -------

The accompanying notes on page 8 are an integral part of the financial statements.

Consolidated Statement of Income
The Chase Manhattan Corporation and Subsidiaries

                                                                                                         Quarter Ended March 31,
                                                                                                         -----------------------
($ in millions, except per common share data)                                                             1995             1994
                                                                                                         ------           ------
Interest Revenue
Interest and Fees on Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $1,409           $1,301
Interest on Deposits Placed with Banks. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         143              130
Interest and Dividends on Investment Securities:
  Held to Maturity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          32               41
  Available for Sale. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          94              165
Interest on Federal Funds Sold and Securities Purchased Under Resale Agreements . . . . . . . . . .         250              326
Interest on Trading Account Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         114              119
                                                                                                         ------           ------
Total Interest Revenue                                                                                    2,042            2,082
                                                                                                         ------           ------
Interest Expense
Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         650              525
Federal Funds Purchased and Securities Sold Under Repurchase Agreements . . . . . . . . . . . . . .         294              124
Commercial Paper. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          26               13
Other Short-Term Borrowings                                                                                  93              393
Intermediate- and Long-Term Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          94               76
                                                                                                         ------           ------
Total Interest Expense                                                                                    1,157            1,131
                                                                                                         ------           ------
Net Interest Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         885              951
Provision for Possible Credit Losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          65              160
                                                                                                         ------           ------
Net Interest Revenue After Provision for Possible Credit Losses                                             820              791
                                                                                                         ------           ------
Other Operating Revenue
Fees and Commissions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         469              446
Foreign Exchange Trading Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          92               85
Trading Account Revenue (Losses). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (48)              94
Investment Securities Gains . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          24               79
Other Revenue                                                                                               135              149
                                                                                                         ------           ------
Total Other Operating Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         672              853
                                                                                                         ------           ------
Other Operating Expenses
Salaries and Employee Benefits:
  Salaries. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         451              415
  Employee Benefits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         145              129
                                                                                                         ------           ------
                                                                                                            596              544
Net Occupancy . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          93              100
Equipment Rentals, Depreciation and Maintenance . . . . . . . . . . . . . . . . . . . . . . . . . .          83               71
Other Expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         306              342
                                                                                                         ------           ------
Total Other Operating Expenses                                                                            1,078            1,057
                                                                                                         ------           ------
Income Before Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         414              587
Applicable Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         154              223
                                                                                                         ------           ------
Net Income                                                                                               $  260           $  364
                                                                                                         ------           ------
Net Income Applicable to Common Stock                                                                    $  229           $  333
                                                                                                         ------           ------
Average Common and Common Equivalent Shares Outstanding (in millions) . . . . . . . . . . . . . . .       178.1            185.4
Primary Earnings Per Common Share Based on Average Shares Outstanding . . . . . . . . . . . . . . .      $ 1.29           $ 1.80
                                                                                                         ------           ------
Cash Dividends Declared Per Common Share. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 0.40           $ 0.33
                                                                                                         ------           ------

The accompanying notes on page 8 are an integral part of the financial statements.


Consolidated Statement of Changes in Stockholders' Equity
The Chase Manhattan Corporation and Subsidiaries

                                                                                                           Quarter Ended March 31,
                                                                                                           -----------------------
                                                                                                              1995           1994
($ in millions)                                                                                             ------         ------
Nonredeemable Preferred Stock
Balance at Beginning of Year (56,000,000 and 51,439,738  Shares, Respectively)   . . . . . . .              $1,400         $1,399
                                                                                                            ------         ------
Balance at End of Period (56,000,000 and 51,439,738 Shares, Respectively)                                    1,400          1,399
                                                                                                            ------         ------
Common Stock
Balance at Beginning of Year (185,674,178 and 184,290,491 Shares, Respectively)  . . . . . . .                 371            369
  Shares Issued Pursuant to Dividend Reinvestment and Stock Purchase Plan
    (100,726 and 214,761 Shares, Respectively) . . . . . . . . . . . . . . . . . . . . . . . .                  --             --
  Shares Issued Pursuant to Stock Option and Incentive Plans (274,920 and 292,229 Shares,
    Respectively)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   1              1
  Shares Issued Pursuant to Stock Warrants (117 Shares and 317 Shares, Respectively) . . . . .                  --             --
                                                                                                            ------         ------
Balance at End of Period (186,049,941 and 184,797,798 Shares, Respectively)                                    372            370
                                                                                                            ------         ------
Surplus
Balance at Beginning of Year   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               3,949          3,922
  Shares Issued Pursuant to Dividend Reinvestment and Stock Purchase Plan  . . . . . . . . . .                   3              7
  Shares Issued Pursuant to Stock Option and Incentive Plans . . . . . . . . . . . . . . . . .                   6              6
                                                                                                            ------         ------
Balance at End of Period                                                                                     3,958          3,935
                                                                                                            ------         ------
Net Unrealized Gains (Losses) on Investment Securities--Available for Sale
Balance at Beginning of Year   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (35)           264

  Net Change in Unrealized Losses on Investment Securities--Available for Sale (Net
    of Deferred Tax Benefits of $7 and $175, Respectively)   . . . . . . . . . . . . . . . . .                  (3)          (254)
                                                                                                            ------         ------
Balance at End of Period                                                                                       (38)            10
                                                                                                            ------         ------
Retained Earnings
Balance at Beginning of Year   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               2,980          2,168
   Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 260            364
   Cash Dividends:
     Nonredeemable Preferred Stock   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (31)           (31)
     Common Stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (71)           (61)
                                                                                                            ------         ------
Balance at End of Period (Includes Foreign Exchange Translation Adjustments of $11 and $12,
  Respectively)                                                                                              3,138          2,440
                                                                                                            ------         ------
Treasury Stock
Balance at Beginning of Year   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (306)            --
                                                                                                            ------         ------
Balance at End of Period (8,500,000 Shares and No Shares, Respectively)                                       (306)            --
                                                                                                            ------         ------
Total Stockholders' Equity                                                                                  $8,524         $8,154
                                                                                                            ------         ------

The accompanying notes on page 8 are an integral part of the financial statements.

Consolidated Statement of Cash Flows
The Chase Manhattan Corporation and Subsidiaries

                                                                                                        Quarter Ended March 31,
                                                                                                     --------------------------
                                                                                                       1995                1994
($ in millions)                                                                                       -----               -----
Cash Flows from Operating Activities:
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  260              $  364
Adjustments to Reconcile Net Income to Net Cash Provided  by Operating Activities:
  Provision for Possible Credit Losses  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          65                 160
  Depreciation and Amortization of Premises and Equipment   . . . . . . . . . . . . . . . . . .          75                  67
  Accretion and Amortization  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          45                  30
  Other Real Estate Valuation Losses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --                  45
  Deferred Income Taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (58)                120
  Net Gains on Sales of Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (159)               (220)
Net (Increase) Decrease in Operating Assets:
  Trading Account Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (83)             (1,239)
  Accrued Interest Receivable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          74                 (46)
  Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         908                (891)
Net Increase (Decrease) in Operating Liabilities:
  Trading Account Liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (397)              1,012
  Accrued Interest Payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          49                  25
  Accounts Payable, Accrued Expenses and Other Liabilities  . . . . . . . . . . . . . . . . . .        (342)                439
Other--Net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          54                  86
                                                                                                     ------              ------
    Net Cash Provided (Used) by Operating Activities                                                    491                 (48)
                                                                                                     ------              ------
Cash Flows from Investing Activities:
Net Decrease in Interest-Bearing Deposits Placed with Banks . . . . . . . . . . . . . . . . . .         457                 315
Net (Increase) Decrease in Federal Funds Sold and Securities Purchased Under Resale Agreements.         (72)                 30
Investment Securities--Held to Maturity:
  Payments for Purchases  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (83)               (158)
  Proceeds from Maturities, Calls and Prepayments   . . . . . . . . . . . . . . . . . . . . . .         167                 203
Investment Securities--Available for Sale Carried at Fair Value:
  Payments for Purchases  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (829)             (1,845)
  Proceeds from Sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         421               2,383
  Proceeds from Maturities, Calls and Prepayments   . . . . . . . . . . . . . . . . . . . . . .         432                 451
Loans:
  Net Increase in Loans Made to Customers   . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,942)             (5,190)
  Payments for Purchases  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,024)               (679)
  Proceeds from Sales and Securitizations   . . . . . . . . . . . . . . . . . . . . . . . . . .       2,969               4,662
Proceeds from Sales and Repayments of Assets Held for Accelerated Disposition . . . . . . . . .          --                 153
Net Purchases of Premises and Equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (98)                (76)
                                                                                                     ------              ------
    Net Cash Provided (Used) by Investing Activities                                                   (602)                249
                                                                                                     ------              ------
Cash Flows from Financing Activities:
Net Decrease in Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,119)             (3,149)
Net Increase in Federal Funds Purchased and Securities Sold Under Resale Agreements . . . . . .       2,118                 455
Net Increase (Decrease) in Commercial Paper . . . . . . . . . . . . . . . . . . . . . . . . . .         (53)                 34
Net Increase (Decrease) in Other Short-Term Borrowings  . . . . . . . . . . . . . . . . . . . .        (253)              1,054
Intermediate- and Long-Term Debt:
  Proceeds from Issuance  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         303                 150
  Repayments    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (91)               (273)
Stockholders' Equity:
  Cash Dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (102)                (92)
  Proceeds from Issuance of Common Stock  . . . . . . . . . . . . . . . . . . . . . . . . . . .          10                  14
                                                                                                     ------              ------
    Net Cash Used by Financing Activities                                                              (187)             (1,807)
                                                                                                     ------              ------
Effect of Exchange Rate Changes on Cash                                                                   9                  21
                                                                                                     ------              ------
    Net Decrease in Cash and Due from Banks                                                            (289)             (1,585)
                                                                                                     ------              ------
Cash and Due from Banks at Beginning of Year                                                          4,713               6,068
                                                                                                     ------              ------
Cash and Due from Banks at End of Period                                                             $4,424              $4,483
                                                                                                     ------              ------
Cash Paid for:
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $1,108              $1,106
  Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          19                  13
Noncash Investing and Financing Activities:
  Net Loan Transfers to Other Real Estate   . . . . . . . . . . . . . . . . . . . . . . . . . .      $   16              $   18
                                                                                                     ------              ------

The accompanying notes on page 8 are an integral part of the financial statements.

Notes To Consolidated Financial Statements
The Chase Manhattan Corporation and Subsidiaries

NOTE 1.  REGULATORY LIMITATIONS
The Company's ability to pay dividends on its preferred and common stock is derived from several sources, including, among other sources, dividends from the Bank, Chase USA, Chase Maryland and the Company's nonbanking subsidiaries. As discussed below, the ability of the Company's banking subsidiaries to pay dividends is subject to certain restrictions. On April 18, 1995, the Board of Directors of the Company declared a quarterly dividend of $.45 per common share, payable on May 15, 1995.

     As explained on page 77 of the 1994 Annual Report, national banks are subject to various legal limitations on the amount of dividends that may be paid to their stockholders. Under these limitations, a national bank may not pay a dividend in an amount greater than its undivided profits. The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds such bank's net income for that year, combined with its retained net income for the preceding two calendar years, less any required transfers to surplus.

     At March 31, 1995, under the more restrictive of these limitations, the Bank could declare dividends during the remainder of 1995 of approximately $1.2 billion, combined with an additional amount equal to its net income from March 31, 1995 up to the date of any dividend declaration. Under applicable state and federal laws, Chase USA and Chase Maryland could declare dividends during the remainder of 1995 of approximately $1.2 billion and $19 million, respectively, combined with an additional amount equal to their respective retained net profits from March 31, 1995 up to the date of any dividend declaration. The payment of dividends by bank holding companies and their banking subsidiaries may also be limited by other factors, including applicable regulatory capital guidelines and leverage limitations.

     Various rules and regulations have been promulgated by the federal banking agencies pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). These rules and regulations have resulted in increased costs to the Company, the Bank and their affiliates; however, they have not had a material effect on Chase's operations. At March 31, 1995, the capital ratios of all of the Company's banking subsidiaries exceeded the minimum capital ratios required of a "well capitalized" institution as defined in the prompt corrective action rule under FDICIA.

     Further rules have been proposed under FDICIA, governing such matters as accounting and capital requirements. Until the various regulations are adopted in final form, however, it is difficult to assess how they will impact Chase's financial condition or operations.

NOTE 2.  RESERVE FOR POSSIBLE CREDIT LOSSES
The Reserve for Possible Credit Losses provides for risks of losses inherent in the credit extension process. This reserve is a general reserve, available to absorb losses related to the total loan portfolio and other extensions of credit, including off-balance sheet commitments, such as commitments to extend credit, guarantees, standby letters of credit and derivative contracts. The reserve is increased by provisions for possible credit losses charged to expense and decreased by charge-offs, net of recoveries. Charge-offs are recorded when, in the judgment of Management, an extension of credit is deemed uncollectible, in whole or in part.

     The Provision for Possible Credit Losses is based on Management's evaluation of the adequacy of the Reserve for Possible Credit Losses. As more fully explained on page 47 of the 1994 Annual Report, this evaluation encompasses consideration of past and potential future loss experience and changes in other factors, including the composition and volume of the loan portfolio and off-balance sheet commitments, the relationship of the reserve to the loan portfolio and off-balance sheet commitments and worldwide economic conditions.

     Effective January 1, 1995, Chase adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS 114 applies only to impaired loans, with the exception of groups of smaller-balance homogeneous loans that are collectively evaluated for impairment (generally consumer loans). A loan is defined as impaired by SFAS 114 if, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. Specifically, SFAS 114 requires that a portion of the overall reserve for possible credit losses related to impaired loans be determined based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Prior to the adoption of SFAS 114, Chase's methodology for determining the adequacy of the reserve for possible credit losses did not incorporate the concept of the time value of money and expected future interest cash flows. In addition, SFAS 114 modifies the accounting for in-substance foreclosures (ISF). A collateralized loan is now considered an ISF and reclassified to Other Assets only when a creditor has taken physical possession of the collateral regardless of whether formal foreclosure proceedings have taken place.

     Effective January 1, 1995, Chase also adopted SFAS 118, "Accounting by Creditors for an Impairment of a Loan - Income Recognition and Disclosure," which amends SFAS 114 to permit a creditor to use existing methods for recognizing interest revenue on impaired loans. Generally, interest revenue received on impaired loans continues either to be applied by Chase against principal or to be realized as interest revenue, according to Management's judgment as to the collectibility of principal.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INDEX

Earnings Analysis
    Overview  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10
    Business Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10
    Net Interest Revenue - Taxable Equivalent Basis   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13
    Provision for Possible Credit Losses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13
    Other Operating Revenue   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13
    Other Operating Expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14
    Provision for Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14
Asset/Liability Management
    Investment Securities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15
    Liquidity Risk Management   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15
    Interest Rate Risk Management   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15
Trading Activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19
Fair Value Disclosures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21
Capital Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22
Credit Risk Management
    Loan Composition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23
    Consumer Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23
    Wholesale Loans   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   24
    Reserve for Possible Credit Losses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   25
    Net Loan Charge-offs and Annualized Credit Loss Experience Ratios   . . . . . . . . . . . . . . . . . . . .   25
    Nonaccrual, Restructured and Past Due Outstandings and Domestic Other Real Estate (ORE) Acquired  . . . . .   26

EARNINGS ANALYSIS


EARNINGS SUMMARY AND SELECTED FINANCIAL RATIOS

                                                                                First Quarter
                                                                          --------------------------
($ in millions, except per share data)                                     1995                1994
                                                                          ------              ------
Net Interest Revenue . . . . . . . . . . . . . . . . . . . . . . . .      $  885              $  951
Provision for Possible Credit Losses . . . . . . . . . . . . . . . .          65                 160
Other Operating Revenue:
  Fees and Commissions . . . . . . . . . . . . . . . . . . . . . . .         469                 446
  Other Revenue  . . . . . . . . . . . . . . . . . . . . . . . . . .         203                 407
Other Operating Expenses . . . . . . . . . . . . . . . . . . . . . .       1,078               1,057
                                                                          ------              ------
Income Before Taxes. . . . . . . . . . . . . . . . . . . . . . . . .         414                 587
Applicable Income Taxes  . . . . . . . . . . . . . . . . . . . . . .         154                 223
                                                                          ------              ------
Net Income                                                                $  260              $  364
                                                                          ------              ------
Selected Financial Ratios
  Net Income Per Common Share  . . . . . . . . . . . . . . . . . . .      $ 1.29              $ 1.80
  Return on Average Common Stockholders' Equity  . . . . . . . . . .        13.4%               20.2%
  Return on Average Total Assets . . . . . . . . . . . . . . . . . .         .85%               1.26%
Book Value (Period End)
  Common Stockholders' Equity per Common Share . . . . . . . . . . .      $40.12              $36.55
                                                                          ------              ------

OVERVIEW

The Corporation reported first quarter 1995 net income of $260 million ($1.29 per share), down from $364 million ($1.80 per share) for the first quarter of 1994, but up from $229 million ($1.10 per share) for the fourth quarter of 1994.

     First quarter 1995 results included:

        -    Investment banking fees increased 40% over the first quarter
             1994 to $66 million and equity gains of $74 million, while less than those of the first quarter of 1994, exceeded the average quarterly pace of 1994.
        - Credit card outstandings and market share performance improved during the quarter.
        - Foreign exchange and derivative products trading revenue of $136 million, primarily customer-driven, was more than double the level of the fourth quarter of 1994 and level with first quarter 1994 earnings. Significant losses were experienced in emerging markets trading due to continuing volatility following the Mexican peso devaluation.
        - Asset quality continued to improve and the credit loss provision, which fully covered net charge-offs, declined to $65 million, from $160 million in the first quarter of 1994.
        - Operating expenses declined from the fourth quarter of 1994. After adjusting for a voluntary retirement program and other streamlining costs, the decline was 4%. Virtually all businesses contributed to this improvement.
        - Headcount was reduced by 1,640 from year-end 1994, distributed across all businesses.

BUSINESS OPERATIONS

As discussed on pages 27 to 31 of the 1994 Annual Report, Chase is a global financial services company with a strong and diversified domestic base. Chase serves customers through two core franchises: global financial services and U.S. retail financial services. Global Financial Services serves the financial needs of wholesale issuer and investor clients through integrated delivery of global products and services. Retail businesses provide individuals nationwide with consumer credit products and other financial services. In New York, New Jersey and Connecticut, Chase also serves the broad banking requirements of individuals and small-to-medium-sized businesses. In addition to these core business groups, Real Estate Finance manages Chase's domestic commercial real estate loan portfolio and LDC Portfolio Management oversees Chase's remaining portfolio of previously refinanced LDC assets.

     A summary of financial results of business operations follows. Additional information on each of the core businesses is provided on the following pages.

                                                                       Return on
                                             Net Income              Allocated Equity
                                         ------------------        -------------------
                                            First Quarter             First Quarter
                                         ------------------        -------------------
($ in millions)                           1995        1994          1995        1994
                                         ------      ------        ------      ------
Global Financial Services . . . . . . .   $116        $223          11.7%        25.2
Retail Businesses . . . . . . . . . . .    113         140          16.3         23.5
Real Estate Finance . . . . . . . . . .     17         (22)         N/M          N/M
LDC Portfolio Management  . . . . . . .     22          37          N/M          N/M
Unallocated Corporate Items . . . . . .     (8)        (14)         N/M          N/M
                                         ------      ------        -----        -----
   Total                                  $260        $364          13.4%        20.2%
                                         ------      ------        -----        -----

N/M - Not meaningful


For the first quarter of 1995, Global Financial Services (GFS) reported net income of $116 million, down 48% from $223 million for first quarter 1994. This change was largely due to the sharp drop in trading revenue from the comparable 1994 period, primarily due to a $141 million decline in securities trading and underwriting revenue, most of which related to emerging markets trading activities.

     For the first quarter of 1995, net income for the Retail businesses was $113 million, compared with $140 million for first quarter 1994. The decline in net income from the same period last year was largely due to competitive pressures in the credit card business and the industry-wide decline in mortgage originations. Net income was favorably impacted by improved fee revenue, improved asset quality and expense efficiency programs implemented in the last quarter of 1994.

GLOBAL FINANCIAL SERVICES

                                            First Quarter
                                        ---------------------
($ in millions)                          1995           1994
                                        ------         ------
Total Revenue . . . . . . . . . . . .   $  740         $  890
Allocated Credit Loss Provision . . .      (18)            21
Total Expenses  . . . . . . . . . . .      573            511
Net Income  . . . . . . . . . . . . .      116            223
                                        ------         ------
Return on Average Assets  . . . . . .      .59%          1.23%
Return on Allocated Equity  . . . . .     11.7%          25.2%
                                        ------         ------

Total revenue for GFS of $740 million was down $150 million, or 17%, from the comparable 1994 period. This was largely due to the decline in revenue from emerging markets trading activities. Management's actions to reduce certain exposures contributed to emerging markets trading losses in the current quarter, but reduced future exposure to those markets.

     Asset quality within GFS businesses continued to improve; the first quarter 1995 results reflect a negative allocated credit loss provision of $18 million resulting from net recoveries, versus an allocated credit loss provision of $21 million in the comparable prior period.

     GFS total expenses of $573 million were up $62 million or 12%, from first quarter 1994 levels, reflecting business investments made throughout last year, notably in the transaction and information services businesses and in Global Markets. Productivity initiatives announced at year-end began to benefit results in the first quarter of 1995, with net reductions in headcount from year-end 1994.

GLOBAL FINANCIAL SERVICES--REVENUE BY PRODUCT

In the transaction and information services businesses, payments and trade volumes and revenue were up over 1994 levels, however, custody fee revenue declined. The decline in custody fees was largely a function of lower emerging markets securities values and clients shifting assets from emerging markets into developed markets. This trend also affected revenue from individual investment service products, with fees linked to lower fixed income market values as compared with the first quarter 1994.

     As previously noted, trading revenue for the first quarter of 1995 was down significantly from the comparable 1994 period, due to the decline in revenue from emerging markets trading activities. Partially offsetting this decline was strong revenue from foreign exchange trading, up 8% and from customer-driven derivative products, with revenue level with the comparable 1994 period.

     Investment banking product revenue included an increase in investment banking fees of 40% to $66 million, as loan syndication volume and global dealflow continued to strengthen and reflect the benefits of the GFS integrated business strategy. Equity gains of $74 million, while down from last year's first quarter high, continued 1994's strong quarterly average.

     The loan product posted a decline in revenue from the first quarter of 1994, largely due to the $1 billion decline in average wholesale loans outstanding between the two periods. The decline in loans outstanding is consistent with overall portfolio management objectives.






                                  [GRAPH 1]

RETAIL BUSINESSES

                                            First Quarter
                                        --------------------
($ in millions)                          1995          1994
                                        ------        ------
Total Revenue . . . . . . . . . . . . .  $774          $797
Allocated Credit Loss Provision . . . .    96            98
Total Expenses  . . . . . . . . . . . .   491           464
Net Income  . . . . . . . . . . . . . .   113           140
                                        -----         -----
Return on Average Assets  . . . . . . .  1.10%         1.51%
Return on Allocated Equity  . . . . . .  16.3%         23.5%
                                        -----         -----


Total revenue for the first quarter of 1995 for the Retail businesses was $774 million, $23 million lower than the first quarter of 1994, largely due to declines in credit card revenue, as described below.

     For the first quarter of 1995, total expenses for the Retail businesses were $491 million or 6% higher than the same period last year. This was primarily due to the acquisition of American Residential Holding Corporation (AmRes) in September 1994. These incremental expenses have been reduced through the rapid integration of AmRes into the mortgage network, as well as overall rightsizing of the origination network in response to reduced market size. The Retail businesses showed considerable improvement from continued productivity initiatives, with headcount down 1,260, or 7%, from December 31, 1994.

RETAIL BUSINESSES --REVENUE BY PRODUCT

     The credit card product produced revenue of $316 million in the first quarter 1995, down $35 million from the comparable 1994 period. Although competitive repricing of credit cards reduced net interest revenue, Chase's market share increased during the first quarter of 1995. Aggressive, targeted marketing and consolidation campaigns, beginning in the latter half of 1994, increased average credit card outstandings by approximately $600 million over fourth quarter 1994 levels.

     Regional banking continued to contribute solid revenue from stable consumer deposit products. Business services revenue, including services provided to middle market and small business customers, rose 8% from the comparable 1994 level.

     Revenue from mortgage banking increased $17 million, or 21%, over the first quarter 1994. Revenue was adversely affected by the decline in mortgage originations in the first quarter of 1995 reflecting the overall mortgage industry environment. However, the impact of this trend was more than offset during the first quarter of 1995 by increased revenue from mortgage servicing, including higher fees and gains from the sales of mortgage servicing rights of $36 million.



                                   [GRAPH 2]

NET INTEREST REVENUE -- TAXABLE EQUIVALENT BASIS

For the first quarter of 1995, net interest revenue, on a taxable equivalent basis, was $891 million, compared with $958 million for the first quarter of 1994. The net interest margin was 3.54%, compared with 4.13% for the first quarter of 1994. Average interest-earning assets were $102.0 billion, compared with $94.0 billion for first quarter 1994. Average loans were $62.6 billion, compared with $61.3 billion for the first quarter of 1994. The growth in average loans from the first quarter of 1994 was virtually all within the Retail businesses. Wholesale loans decreased, compared with the first quarter of 1994.
     Net interest revenue and margin continue to be impacted by the changing mix of interest-earning assets, higher U.S. interest rates and by competitive pressure on loan spreads. With respect to its credit card business, Chase's strategy to rebuild its market share through more competitive repricing of selected market segments resulted in average credit card balances increasing by approximately $600 million over fourth quarter 1994. However, such repricing also had a negative impact on net interest revenue and margin. Net interest revenue from mortgages also declined during the quarter.

NET INTEREST REVENUE AND INTEREST RATE SPREADS--TAXABLE EQUIVALENT BASIS*

                                                                                       First Quarter
                                                              --------------------------------------------------------
                                                                             1995                           1994
                                                              --------------------------------------------------------
($ in millions)                                                Amount         Rate            Amount           Rate***
                                                               -------------------            ---------------------
Interest Earned . . . . . . . . . . . . . . . . . .            $2,048         8.15%           $2,089            9.01%
Interest Paid . . . . . . . . . . . . . . . . . . .             1,157         5.45             1,131            5.86
                                                               ------         ----            ------            ----
Net Interest Revenue                                             $891         2.70%             $958            3.15%
- --as a % of Average Gross Interest-Earning Assets **                          ----                              ----
                                                                              3.54%                             4.13%
                                                                              ----                              ----

* Net interest revenue is the amount by which interest revenue from interest-earning assets exceeds the interest expense applicable to interest-bearing liabilities. Taxable equivalency adjusts interest revenue which is fully or partially exempt from income taxes to an amount equivalent to an amount of interest revenue which would be fully taxable. Net interest revenue, on a taxable equivalent basis, as a percentage of average gross interest-earning assets, yields a ratio described as the net interest margin. Net interest revenue, on a taxable equivalent basis, was higher by $6 million and $7 million for the first quarter of 1995 and 1994, respectively, than comparable net interest revenue amounts reported on a financial statement basis. Taxable equivalent amounts have been adjusted (by applying a combined U.S. federal, state and local income tax rate of approximately 41%) to recognize the differential between interest revenue that is fully or partially exempt from income taxes and interest revenue that is fully taxable.

**   See pages 29 and 31 for components of Average Gross Interest-Earning
     Assets.

*** Reflects the extraordinary high level of local interest rates that prevailed in certain Latin American countries with highly inflationary economies.

PROVISION FOR POSSIBLE CREDIT LOSSES

The provision for possible credit losses was $65 million, $95 million lower than the first quarter of 1994. See Credit Risk Management section starting on page 22 for a discussion of the Reserve for Possible Credit Losses and asset quality.


OTHER OPERATING REVENUE

                                                                                     First Quarter
                                                                                    --------------
($ in millions)                                                          1995                            1994
                                                                         ----                            ----
Fees and Commissions:
  Consumer Banking . . . . . . . . . . . . . . . . . . .                 $158                            $144
  Trust and Fiduciary  . . . . . . . . . . . . . . . . .                  132                             142
  Investment Banking . . . . . . . . . . . . . . . . . .                   66                              47
  Other  . . . . . . . . . . . . . . . . . . . . . . . .                  113                             113
                                                                         ----                            ----
  Total Fees and Commissions                                              469                             446
                                                                         ----                            ----
All Other Operating Revenue:
  Foreign Exchange Trading . . . . . . . . . . . . . . .                   92                              85
  Trading Account Gains (Losses) . . . . . . . . . . . .                  (48)                             94
  Investment Securities Gains  . . . . . . . . . . . . .                   24                              79
  Equity Gains . . . . . . . . . . . . . . . . . . . . .                   74                              84
  Accelerated Disposition Portfolio Gains  . . . . . . .                   --                              53
  Other  . . . . . . . . . . . . . . . . . . . . . . . .                   61                              12
                                                                         ----                            ----
Total Other Operating Revenue                                            $672                            $853
                                                                         ----                            ----

Total other operating revenue for the first quarter of 1995 was $672 million, or 21% lower than the same period of 1994, primarily due to lower levels of trading revenue and investment securities gains, and the absence of gains from the accelerated disposition of real estate.

     Fees and commissions were $469 million, up 5% from the first quarter of 1994, reflecting significant investment banking fees as well as increased consumer banking fees from mortgage servicing activities. Investment banking fees increased from $47 million to $66 million, as loan syndication volume and global dealflow continued to strengthen, reflecting the benefits of the GFS integrated business strategy.

     Trust and fiduciary fees of $132 million were down from the first quarter of 1994 due to reduced custody and private banking fees. The decline in custody fees resulted principally from clients shifting assets from emerging markets into developed markets and lower emerging markets securities values. Private banking fees were impacted by lower fixed income market values, compared with first quarter 1994.

     Total trading revenue was $44 million for first quarter 1995, compared with $179 million for the first quarter of 1994. For a detailed discussion, refer to the Trading Activities Section on page 19.

     For the first quarter of 1995, total other revenue was $159 million, down from $228 million for the same period last year, which included gains of $53 million from liquidation of real estate assets held for accelerated disposition. Equity gains of $74 million for the first quarter of 1995, while down from last year's first quarter high, continued 1994's strong quarterly average.

     The investment securities gains for both periods resulted principally from Chase's program of reducing its cross-border Brady exposures in its available for sale investment portfolio. Chase has no such exposure in its held to maturity investment portfolio.

     Included in other revenue were gains from the sale of mortgage servicing rights of $36 million for first quarter 1995.


OTHER OPERATING EXPENSES

                                                                       First Quarter
                                                                   --------------------
($ in millions)                                                     1995          1994
                                                                   ------       -------
Salaries and Employee Benefits  . . . . . . . . . . . . . . . .    $  596        $  544
Net Occupancy . . . . . . . . . . . . . . . . . . . . . . . . .        93           100
Equipment Rentals, Depreciation and Maintenance . . . . . . . .        83            71
Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       306           342
                                                                   ------        ------
Total Other Operating Expenses                                     $1,078        $1,057
                                                                   ------        ------


Total operating expenses were $1,078 million for the first quarter of 1995, up from $1,057 million for the same period of last year. Compared with the first quarter of 1994, operating expenses increased 2% due to the third quarter 1994 acquisition of AmRes as well as investments made in key strategic businesses. Investments and capital expenditures Chase made throughout last year provide a foundation for continued growth in Chase's transaction and information services businesses and strengthen our trading capabilities.

     On a comparable basis, excluding the voluntary retirement program and other productivity initiatives, operating expenses were 4% lower than the fourth quarter of 1994. This decline reflected cost savings realized from these productivity initiatives, including the integration of recent acquisitions into the mortgage banking network. Headcount was also reduced by 4% from 36,690 at year-end 1994 to 35,050 at March 31, 1995, including the employees who elected early retirement. In addition, Chase has announced several productivity initiatives over the past few months which are intended to, among other things, reduce operating expenses. These initiatives include the previously discussed voluntary retirement program effected in the fourth quarter of 1994, and the decision to restructure Chase's futures brokerage services by significantly reducing its execution and clearing of exchange traded futures. In May 1995, Chase announced that it had retained the firm Tandon Capital Associates to assist Chase in improving its productivity on an expedited basis. Management expects that its productivity initiatives will result in a reduction of Chase's base expenses in excess of $400 million in 1996.

PROVISION FOR INCOME TAXES

For the first quarter of 1995, the provision for income taxes was $154 million, compared with $223 million for the same period last year. The effective tax rates were 37% and 38% for the first quarters of 1995 and 1994, respectively.

ASSET/LIABILITY MANAGEMENT

Asset/liability management (ALM) is an important ongoing process, which requires the management of both liquidity risk and interest rate risk. The policies and guidelines for management of Chase's liquidity and interest rate risks are discussed further on pages 34 to 38 of the 1994 Annual Report.

INVESTMENT SECURITIES

Information regarding Chase's investment securities portfolio and related accounting policies is contained on pages 34, 56, 57, and 63 to 65 of the 1994 Annual Report. At March 31, 1995, net unrealized gains in the investment securities held to maturity portfolio were $3 million, compared with net unrealized gains (losses) of $(30) million and $9 million at December 31, 1994 and March 31, 1994, respectively. With respect to those investment securities that are available for sale and carried at fair value, the net unrealized losses reflected in stockholders' equity, net of taxes, were $38 million at March 31, 1995 compared with $35 million at December 31, 1994 and a net unrealized gain of $10 million at March 31, 1994.

    For further information on the investment securities portfolios, see pages 33 and 34.

LIQUIDITY RISK MANAGEMENT

As discussed on pages 34 and 35 of the 1994 Annual Report, Chase manages its liquidity to achieve two principal objectives. One is to ensure that the Company and its subsidiaries have sufficient liquid assets to meet the normal transaction requirements of their customers and to provide a cushion against unforeseen liquidity needs. The second is to maintain a stable, cost-effective, relationship-based source of financing that is diversified over geographic locations and customer segments. Chase's financing is built on a strong base of customer deposits from its strategic businesses.

     The Company also finances itself with a mixture of common and preferred stock, intermediate- and long-term senior and subordinated debt and commercial paper.

     Chase's primary liquidity sources include a large portfolio of assets, including cash and due from banks, interest-bearing deposits placed with banks, federal funds sold and securities purchased under resale agreements, trading account assets and investment securities available for sale. At March 31, 1995, these assets totaled $44.1 billion compared with $39.0 billion at December 31, 1994. In addition to maintaining this portfolio of liquid assets, Chase also has core consumer assets, such as loans secured by 1-4 family residential properties, credit card receivables and automobile loans, that can be sold or securitized. During the first quarter of 1995, Chase securitized residential mortgage loans and credit card receivables. See Credit Risk Management section on page 23.

     The Company maintains a $750 million revolving credit agreement that expires on October 27, 1995; no borrowings have ever been made under this credit facility.

     In managing liquidity, Chase takes into account the various legal limitations, including the extent to which banks may pay dividends to their parent companies or finance or otherwise supply funds to certain of their affiliates, as discussed in Note 1, Regulatory Limitations, in Notes to Consolidated Financial Statements on page 8.

INTEREST RATE RISK MANAGEMENT

As discussed on pages 35 to 38 of the 1994 Annual Report, fluctuations in market interest rates may impact Chase's net interest revenue due to timing differences in the repricing of its assets and liabilities. These repricing differences are quantified in specific time intervals and are referred to as interest rate sensitivity gaps. Chase manages the effect of interest rate changes on current and future earnings to a level that is consistent with Chase's mix of businesses and seeks to limit such risk exposure to a percentage of earnings and common stockholders' equity. During the first quarter of 1995, the quarterly exposures over the tactical (18-month) time horizon averaged 2.0% of quarterly core net income. The objective in managing interest rate risk is to support the achievement of business strategies, while protecting earnings and liquidity.

     At March 31, 1995, as shown in the following chart, Chase's near-term interest rate risk is to a rising rate environment, that is, assuming no Management action, net interest revenue would be expected to be adversely affected by a rise in interest rates. Conversely, interest rate risk exposure beyond the near term is to a declining rate scenario, principally due to Chase's high level of core wholesale and consumer deposits, which exceed the level of fixed-rate assets.

     In managing interest rate risk, Chase uses both on-balance sheet products and derivatives contracts, including interest rate swaps, futures, forwards and option-related contracts. Derivative contracts used for asset/liability management purposes are linked to assets, liabilities or groups of similar assets and liabilities and are specifically related to balance sheet management strategies. Correlation and hedge effectiveness tests between the derivative contracts and the linked balance sheet positions are also performed. In implementing its strategy, Chase does not use derivative contracts with leverage features.

     The following chart provides a quantification of Chase's interest rate sensitivity gap as of March 31, 1995, based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others. This chart illustrates the impact of including and excluding the related derivative contracts on these gaps. This chart also displays only a static view of Chase's interest rate sensitivity gap and does not capture the dynamics of balance sheet, rate and spread movements, nor Management's actions that may be taken to manage this position.



                                   [GRAPH 3]



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

At March 31, 1995, Chase had approximately $39 billion and $17 billion, respectively, of notional swap principal and other ALM contracts outstanding related to such interest rate risk management activities, compared with $50 billion and $17 billion, respectively, at December 31, 1994. The following table summarizes certain of Chase's assets and liabilities at March 31, 1995, the corresponding interest revenue earned on such assets or interest expense incurred on such liabilities for the three months ended March 31, 1995, as well as the notional or contract amounts of related linked derivative contracts used for ALM purposes. Also disclosed is the favorable or unfavorable percentage impact these derivative contracts had on the related interest amounts reflected in Chase's Consolidated Statement of Income. As shown, Chase's use of derivative contracts reduced interest expense on deposits and intermediate- and long-term debt and interest revenue on placings, and increased interest revenue on investment securities by the percentages indicated.

      DERIVATIVE CONTRACTS AND RELATED LINKED BALANCE SHEET POSITIONS AND
                          INTEREST REVENUE (EXPENSE)

                                                                                                     Three Months Ended
                                                                             Contract/                 March 31, 1995
                                                                          Notional Amount             Income Statement
                                                                    -------------------------    --------------------------
                                                   Published                                     Published        Favorable
                                                     Balance        Interest            Other     Interest    (Unfavorable)
                                                       Sheet            Rate              ALM      Revenue       Percentage
($ in millions)                                       Amount           Swaps       Contracts*    (Expense)         Impact**
                                                   ----------       ---------      -----------   ----------   -------------
March 31, 1995
Interest-Bearing Deposits Placed with Banks. . .     S 6,521         $   100          $   300      $  143            (1)%
Investment Securities  . . . . . . . . . . . . .       7,299           1,000            3,200         126             4
Loans  . . . . . . . . . . . . . . . . . . . . .      64,135           4,000            1,200       1,409            --
Deposits . . . . . . . . . . . . . . . . . . . .      68,297          30,200           11,800        (650)            4
Intermediate- and Long-Term Debt . . . . . . . .       5,298           3,400              600         (94)            6
                                                                     --------        --------
                                                                     $38,700          $17,100
                                                                     --------        --------

* Includes currency exchange agreements, forward, futures and purchased option and option-related contracts.

** Represents the favorable (unfavorable) percentage impact of ALM derivative contracts on the related interest revenue or interest expense amount prior to the impact of derivative contracts.

The following table summarizes the outstanding ALM contract/notional amounts of interest rate swaps and other ALM contracts at March 31, 1995, by yearly intervals. The decrease in notional amounts from one period to the next period represents maturities of the underlying contracts. The weighted average interest rates to be received and paid on such swaps are presented for each yearly interval. The variable rates, which are generally based on London Interbank Offered Rate (LIBOR), are presented using the forward yield curve at March 31, 1995. However, actual repricings are generally based on the 3 - month or 6 - month LIBOR rates in effect at the actual repricing dates, not the forward yield curve. To the extent that the current 3 - month and 6 - month LIBOR rates change, the variable rates of interest received or paid will change. Future interest rate changes are not known, but could materially impact the variable rates presented below. However, Chase expects the impact of these changes to be mitigated by corresponding changes in the interest rates and values associated with the linked assets and liabilities. In addition, net interest revenue will be affected by the amortization of net deferred gains/(losses) on closed derivative contracts and premiums paid on open ALM option contracts purchased, as reflected in the tables on page 18.

         OUTSTANDING ALM CONTRACT/NOTIONAL AMOUNTS BY YEARLY INTERVALS

                                                         For The Twelve Months Beginning April 1,
                                  -----------------------------------------------------------------------------------
($ in millions)                      1995           1996           1997          1998           1999       Thereafter
                                  -----------------------------------------------------------------------------------
Receive Fixed Swaps:
  Contract/Notional Amount . . .   $26,400        $14,400        $12,400        $8,000         $4,900         $3,600
  Weighted Average:
    Receive Rate . . . . . . . .      6.61%          6.74%          6.90%         7.23%          7.41%          7.10%
    Pay Rate . . . . . . . . . .      6.72           7.29           7.46          7.57           7.71           7.97

Pay Fixed Swaps:
Contract/Notional Amount . . . .   $12,300        $ 5,300        $ 2,500        $1,800         $1,700         $1,300
  Weighted Average:
    Receive Rate . . . . . . . .      6.74%          7.29%          7.45%         7.57%          7.71%          7.92%
    Pay Rate . . . . . . . . . .      6.38           7.99           7.84          7.79           7.75           7.97

Other ALM Contracts  . . . . . .   $17,100        $ 8,000        $ 6,700        $6,500         $5,800         $4,300
                                   -------        -------        -------        ------         ------         ------

As discussed on page 36 of the 1994 Annual Report, Chase uses derivative contracts as part of its ALM activities to manage the earnings risk arising from timing differences in repricing characteristics principally arising from its customer-related assets and liabilities. Consistent with Chase's overall ALM objectives to reduce its longer-term exposure to a decline in interest rates, certain fixed-rate liabilities are hedged using derivative contracts. Significant changes in value to Chase's ALM derivative contracts and related linked balance sheet positions for the first three months of 1995 are presented below.

CHANGE IN VALUE OF CERTAIN ALM DERIVATIVE CONTRACTS AND
LINKED BALANCE SHEET POSITIONS

                                                                For Three Months Ended March 31, 1995
                                                       --------------------------------------------------------
                                                       Change in Value of Linked           Change in Value of
($ in millions)                                         Balance Sheet Positions         Related ALM Derivatives
                                                       -------------------------        -----------------------
Balance Sheet Assets/Liabilities:
  Deposits*  . . . . . . . . . . . . . . . . . . . . .          $(374)                            $200
  Company's Intermediate- and Long-Term Debt . . . . .           (124)                              97

* Core deposits are valued by a model that forecasts future core deposit costs versus alternative source of funds using simulation techniques. Key assumptions include alternative cost of funds of 3 - month LIBOR, core deposit operating costs, reserve requirement of 10%, inflation of 3% per annum, and an interest elasticity of demand for balances of (0.4). This valuation is performed on a "going concern" basis, which assumes new business replaces any runoff.


The change in value of Chase's ALM derivative contracts from December 31, 1994 to March 31, 1995 was as follows:


CHANGE IN VALUE OF ALM DERIVATIVE CONTRACTS

                                                  March 31,         December 31,         Change in
($ in millions)                                     1995                1994               Value
                                                  ---------         ------------         ---------
ALM Derivative Contracts:
  Net Deferred Gains (Losses). . . . . . . . .      $ (73)              $ (97)              $ 24
  Net Unrealized Gains (Losses). . . . . . . .       (338)               (597)               259
                                                    ------              ------              ----
    Net ALM Derivative Contract Gains (Losses)      $(411)              $(694)              $283
                                                    ------              ------              ----

The net deferred losses at March 31, 1995 are expected to be amortized over the periods reflected in the following table. The amortization of deferred gains and losses are recognized as yield adjustments to the interest revenue or expense associated with the linked assets or liabilities.

AMORTIZATION OF NET DEFERRED GAINS (LOSSES) RELATED TO
CLOSED ALM DERIVATIVE CONTRACTS

($ in millions)                      1995         1996       1997       1998        1999     2000    Thereafter    Total
                                     ----         ----       ----       ----        ----     ----    ----------    -----
Net Gains (Losses)
  Amortization                       $45          $27         $(14)     $(48)       $(55)     $(63)      $35        $(73)

In addition, Chase's Consolidated Statement of Condition included unamortized premiums on open ALM option contracts purchased amounting to $134 million and $140 million at March 31, 1995 and December 31, 1994, respectively. The premiums at March 31, 1995 will be amortized over the periods indicated in the following table.

AMORTIZATION OF PREMIUMS ON OPEN ALM OPTION CONTRACTS PURCHASED

($ in millions)                      1995         1996       1997       1998        1999     2000    Thereafter    Total
                                     ----         ----       ----       ----        ----     ----    ----------    -----
Premium Amortization                 $14          $18        $17         $17         $14      $13       $41         $134

OTHER RISK MANAGEMENT ACTIVITIES

As discussed on page 38 of the 1994 Annual Report, Chase also uses derivative contracts to reduce interest rate, foreign currency and other market risks associated with certain assets and liabilities. At March 31, 1995 and December 31, 1994, outstanding interest rate contracts related to mortgage servicing assets were approximately $6 billion and mortgage loan sales were approximately $1 billion. In addition, approximately $1 billion of foreign currency forward contracts, primarily related to Chase's net investments in overseas entities, were outstanding at March 31, 1995 and December 31, 1994. The effect of these activities are not material to Chase's consolidated financial position or results of operations.

TRADING ACTIVITIES

As discussed on pages 38 to 42 of the 1994 Annual Report, Chase conducts its trading activities in the Global Markets business sector, functioning as an intermediary between customers (both issuers and investors) and the global foreign exchange and capital markets. Global Markets designs, trades and markets a broad range of derivative risk management products.

     The net market risk exposures created as a result of providing these services to customers are managed on a consolidated basis by Global Markets as part of Chase's trading activities. As a secondary business objective, Global Markets may create proprietary positions to take advantage of market opportunities that are not directly associated with customer activities.

     Combined trading and trading-related revenue (including revenue classified as net interest revenue for financial statement purposes) for Global Markets are set forth below:


COMBINED TRADING AND TRADING-RELATED REVENUE*

                                                                     Quarter Ended March 31,
                                                                     -----------------------
($ in millions)                                                         1995        1994
                                                                       ------      --------
Income Statement Classification:
   Foreign Exchange Trading Revenue . . . . . . . . . . . . . .         $ 92       $ 85
   Trading Account Revenue  . . . . . . . . . . . . . . . . . .          (48)        94
   Net Interest Revenue** . . . . . . . . . . . . . . . . . . .           50         45
                                                                       -----      -----
Total                                                                   $ 94       $224
                                                                       -----      -----
Business Diversification:
   Foreign Exchange***  . . . . . . . . . . . . . . . . . . . .         $ 90       $ 90
   Interest Rate and Commodity Derivatives****  . . . . . . . .           55         55
   Securities Trading and Underwriting***** . . . . . . . . . .          (51)        79
                                                                       -----      -----
Total                                                                   $ 94       $224
                                                                       -----      -----

* Prior period amounts have been reclassified to conform with current presentation.

** Includes accruals on interest-earning and interest-bearing trading-related positions, as well as allocated amounts reflecting the cost or benefit, based on short-term interest rates, associated with net trading-related positions.

*** Includes gains and losses from foreign exchange spot, forward, futures and options contracts.

**** Includes gains and losses from interest rate swaps, currency exchange agreements, future rate agreements, interest rate futures, options, caps and floors; precious metals spot, forward, futures and options contracts; and commodity and equity index linked derivative contracts.

***** Includes gains and losses from U.S. and foreign government, government agency, and corporate debt securities, emerging markets securities and loans, and related derivative contracts.

Combined trading and trading-related revenue was $94 million for first quarter 1995, down substantially from the comparable 1994 period, primarily due to a $141 million decline in trading account revenue derived from securities trading and underwriting activities, most of which related to emerging markets. Management's actions to reduce certain trading positions contributed to emerging markets losses in the first quarter of 1995, but reduced future exposure to those markets. Partially offsetting the effect of emerging markets results was strong foreign exchange trading revenue, which was up 8% from first quarter 1994. In addition, revenue from customer-driven derivative products was level with first quarter 1994.


TRADING ACCOUNT ASSETS AND LIABILITIES

                                                    March 31,      December 31,
($ in millions)                                       1995              1994
                                                    ----------     ------------
Assets:
  Securities and Loans. . . . . . . . . . . . . .     $ 7,147           $ 6,833
  Other, Principally Derivative Contracts*. . . .      13,403             8,276
                                                      -------           -------
Total                                                 $20,550           $15,109
                                                      -------           -------
Liabilities:
  Securities Sold But Not Yet Purchased . . . . .     $ 1,518           $ 1,692
  Derivative Contracts* . . . . . . . . . . . . .      13,133             7,972
                                                      -------           -------
Total                                                 $14,651           $ 9,664
                                                      -------           -------

* The average fair values of trading derivative contract assets for the first quarter of 1995 and for the year 1994 were $8.2 billion and $10.2 billion, respectively; and those of trading derivative contract liabilities were $8.0 billion and $9.7 billion, respectively.

TRADING ACCOUNT SECURITIES AND LOANS

                                                                March 31,     December 31,
($ in millions)                                                      1995             1994
                                                                ---------     ------------
U.S. Government and Agency and Municipal Securities . . . . .      $2,559           $1,126
Foreign Securities  . . . . . . . . . . . . . . . . . . . . .       3,192            3,437
Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .         183              887
Corporate Debt Securities . . . . . . . . . . . . . . . . . .         695              763
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .         518              620
                                                                ---------     ------------
Total                                                              $7,147           $6,833
                                                                ---------     ------------

TRADING DERIVATIVE CONTRACTS

                                                                    March 31, 1995                        December 31, 1994
                                                              --------------------------             --------------------------
                                                              Notional       Credit Risk             Notional       Credit Risk
($ in millions)                                                Amount*            Amount               Amount            Amount
                                                              --------       -----------             --------       -----------
Interest Rate Contracts:
Interest Rate Swaps  . . . . . . . . . . . . . . . .          $320,200           $ 4,900             $250,100            $4,800
  Currency Exchange Agreements . . . . . . . . . . .            20,900             1,500               18,900             1,100
  Forwards and Futures . . . . . . . . . . . . . . .           275,700               200              252,300               200
  Options, Caps and Floors Purchased . . . . . . . .            89,300               800               57,900               700
  Options, Caps and Floors Written** . . . . . . . .            70,300                --               72,200                --
                                                              --------       -----------             --------       -----------
    Less: Master Netting Agreements  . . . . . . . .                               3,400                                  3,000
Net Interest Rate Contracts                                                        4,000                                  3,800
                                                                             -----------                            -----------
Foreign Exchange Contracts:
  Spot, Forwards and Futures . . . . . . . . . . . .           643,700            18,800              541,900             6,600
  Options Purchased  . . . . . . . . . . . . . . . .            48,700             1,900               36,800               700
  Options Written**  . . . . . . . . . . . . . . . .            47,100                --               49,000                --
                                                              --------       -----------             --------       -----------
    Less: Master Netting Agreements  . . . . . . . .                              11,800                                  3,100
Net Foreign Exchange Contracts                                                     8,900                                  4,200
                                                                             -----------                            -----------
Commodity Contracts**  . . . . . . . . . . . . . . .            16,900               700               13,400               400
                                                              --------       -----------             --------       -----------
Total Before Cross Product Netting Agreements                                     13,600                                  8,400
                                                                             -----------                            -----------
    Less: Cross Product Netting Agreements . . . . .                                 200                                    100
                                                                             -----------                            -----------
Total Trading Derivative Assets                                                  $13,400                                 $8,300
                                                                             -----------                            -----------

* The notional amounts of exchange traded interest rate contracts, foreign exchange contracts, and commodity contracts were $81.1 billion, $8.5 billion and $1.9 billion, respectively. The credit risk amounts of these contracts were minimal since exchange-traded contracts principally settle daily in cash.

** Options, caps and floors written have no credit risk. Commodity contract notional amounts include options written of $2.7 billion and $2.8 billion at March 31, 1995 and December 31, 1994, respectively.

The change in the credit risk amounts of foreign exchange contracts reflects the decline in the value of the U.S. dollar against most major currencies.

MATURITY OF TRADING DERIVATIVE CONTRACTS*

At March 31, 1995                 Interest         Foreign
                                    Rate           Exchange
                                  Contracts       Contracts
                                  ---------       ---------
Less than 3 months . . . . . .        24%            63%
3 to 6 months  . . . . . . . .        13             20
6 to 12 months . . . . . . . .        19             15
1 to 3 years . . . . . . . . .        27              1
3 to 5 years . . . . . . . . .        10              1
Over 5 years . . . . . . . . .         7             --
                                     ---            ---
Total                                100%           100%
                                     ---            ---

*     Approximate percentages based upon remaining life of notional amounts.

MARKET RISK

Chase's base level of daily risk dollars for its trading activities (before Management's judgment overlays or stress testing) are estimated to be approximately $10 million in aggregate at March 31, 1995, having averaged approximately $12 million during the quarter. The decline in quarter-end risk dollars from the average can be primarily attributed to reduced positions in international securities.

     Chase continuously validates the accuracy and applicability of risk dollars by comparing actual portfolio changes in value against predicted changes in value, or risk dollars. During the quarter, actual declines in value were within predicted declines in value at a frequency consistent with Chase's defined confidence level of 97.5%.

CREDIT RISK

Chase's predominant credit risk exposures (net replacement values) in its trading businesses relate to derivative contracts. Derivative credit risk exposures are primarily of a medium-term nature, while credit exposures in most other products are of a short-term nature. In terms of industry exposure, depository institutions, substantially all in OECD countries, represent 62% of net replacement value, with no other major industry greater than 5% of the total net exposure. For other than depository institutions, no single counterparty has a credit exposure exceeding $110 million. The net replacement value of contracts identified as being potential problem contracts was not material at March 31, 1995. Presented in the following table are the percentages of total net replacement value by counterparty type and by major country exposures.


DERIVATIVE-RELATED CREDIT RISK EXPOSURE*


At March 31, 1995                                        Percentage of Total Net
                                                             Replacement Value
                                                         -----------------------
Counterparty Type:
  Depository Institutions . . . . . . . . . . . . . .               62%
  Other . . . . . . . . . . . . . . . . . . . . . . .               38
                                                                   -----
Total                                                              100%
                                                                   -----
Country of Risk:
  United States . . . . . . . . . . . . . . . . . . .               22%
  Japan . . . . . . . . . . . . . . . . . . . . . . .               17
  United Kingdom  . . . . . . . . . . . . . . . . . .               11
  Italy . . . . . . . . . . . . . . . . . . . . . . .               10
  Switzerland . . . . . . . . . . . . . . . . . . . .                5
  Other . . . . . . . . . . . . . . . . . . . . . . .               35
                                                                   -----
Total                                                              100%
                                                                   -----

* Includes foreign exchange, interest rate and commodity contracts.


Chase's credit losses arising from derivative contracts have not been material during the first quarter of 1995 and for 1994.

     Leveraged derivatives are contracts that contain features that may increase the contract's volatility by a factor significantly disproportionate to its stated notional amount. Chase does not engage in these types of derivatives to any material extent and, at March 31, 1995, the amount of such contracts was minimal.

FAIR VALUE DISCLOSURES

Chase monitors the estimated fair value of its on- and off- balance-sheet financial instruments as discussed on pages 58 to 60 of the 1994 Annual Report. Based upon market and other conditions existing at March 31, 1995, the estimated net fair value of Chase's on- and off-balance-sheet financial instruments was not adversely impacted during the first quarter of 1995.

CAPITAL MANAGEMENT

Capital management is an ongoing process that consists of providing equity and long-term debt for both current and future financial positioning. Chase manages its capital to execute its strategic business plans and to support its growth and investments in its core businesses. Chase and its banking subsidiaries are subject to the capital adequacy requirements of various federal banking agencies, such as the Federal Reserve Board and the Office of the Comptroller of the Currency. At March 31, 1995, the capital ratios of all of the Company's banking subsidiaries exceeded the minimum ratios required of a well capitalized institution under FDICIA and are expected to be in excess of the minimum ratios required of a well capitalized institution in the future.

     Chase's total stockholders' equity at March 31, 1995 was $8,524 million or 7.06% of total assets, compared with $8,359 million, or 7.33%, and $8,154 million, or 7.24%, at December 31, 1994 and March 31, 1994, respectively. A discussion regarding Chase's recent capital position is set forth below and on pages 42 and 43 of the 1994 Annual Report.


TIER 1 AND TIER 2 CAPITAL

                                 March 31,          December 31,        March 31,
($ in millions)                    1995                1994               1994
                                 ---------           ---------          ---------
Tier 1 Capital . . . . . . .      $  7,937            $  7,759           $  7,636
Tier 2 Capital . . . . . . .         4,387               4,194              4,087
                                  --------            --------           --------
Total Capital                     $ 12,324            $ 11,953           $ 11,723
                                  --------            --------           --------


     Chase's Tier 1 risk-based capital ratio was 8.32% at March 31, 1995 as compared with 8.30% at December 31, 1994 and 8.43% at March 31, 1994. During the first quarter of 1995, the increase in Tier 1 capital was due primarily to retained earnings. The Tier 1 capital ratio was also impacted by higher net risk-weighted assets of $95.4 billion at March 31, 1995, compared with $93.5 billion at December 31, 1994. During the first quarter of 1995, Tier 2 capital increased due to the issuance of $303 million of subordinated notes, partially offset by the discount applicable to subordinated debt with remaining maturities of five years or less. The Company's issuance of subordinated notes in the first quarter of 1995 was principally comprised of $150 million due 2000 and $100 million due 2002. The net proceeds from these issuances were used for general corporate purposes, including advances to or investments in banking and nonbanking subsidiaries of the Company and the repayment of commercial paper or other indebtedness of the Company.

     On April 18, 1995, the Company's Board of Directors increased the quarterly common stock dividend from 40 cents to 45 cents per share, payable on May 15, 1995.


CAPITAL RATIOS*

                                                                                Minimum
                                 March 31,     December 31,    March 31,       Regulatory
                                     1995             1994         1994        Guidelines
                                 ----------    ------------    ---------     -------------
Tier 1 Leverage Ratio (a). . . .    7.37%         7.37%           7.28%       3.00-5.00%
Risk-Based Capital Ratios: (b)
       Tier 1. . . . . . . . . .    8.32          8.30            8.43           4.00
       Total Capital . . . . . .   12.91         12.78           12.94           8.00
                                   -----         -----           -----        -------

* Based on Federal Reserve Board definitions. Risk-based capital and leverage ratios exclude the assets and off-balance sheet financial instruments of CSI. For capital calculations, one-half of the investment, including any commitment to invest, in CSI is deducted from both Tier 1 and Tier 2 Capital.

(a) Tier 1 Capital divided by adjusted average assets. Adjusted average assets are defined as total quarterly average assets less the assets of CSI and other adjustments.

(b) Tier 1 Capital or Total Capital divided by net risk-weighted assets. Net risk-weighted assets include assets and off-balance sheet positions, weighted by the type of instrument and the risk weight of the counterparty, collateral or guarantor.

CREDIT RISK MANAGEMENT

As further discussed on pages 43 and 44 of the 1994 Annual Report, Chase has established and implemented policies and procedures to actively manage credit risk, both on- and off-balance sheet. In comparison with March 31, 1994, the loan portfolio balances at March 31, 1995 reflected a 14% growth in domestic consumer loans, which consisted of loans secured by 1-4 family residential properties, home equity loans, credit card receivables, auto loans and other forms of installment loans. During the same period, domestic commercial real estate loans within the wholesale portfolio declined 30% to $2.0 billion while loans in overseas offices were essentially unchanged.

     All tables in this section exclude the accelerated disposition portfolio, unless otherwise noted.

LOAN COMPOSITION

                                                                             March 31,            December 31,           March 31,
($ in millions)                                                                  1995                    1994                1994
                                                                            ----------            ------------           ---------
Domestic Offices:
  Wholesale . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $13,724               $13,350               $15,203
  Consumer. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          33,287                33,432                29,216
  Less: Unearned Discount and Fee Revenue . . . . . . . . . . . . . .             190                   177                   185
                                                                             --------              --------              --------
Total Domestic Offices                                                         46,821                46,605                44,234
                                                                             --------              --------              --------
Overseas Offices:
  Wholesale . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14,629                13,985                14,971
  Consumer. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,738                 2,500                 2,477
  Less: Unearned Discount and Fee Revenue . . . . . . . . . . . . . .              53                    52                    47
                                                                             --------             ---------              --------
Total Overseas Offices                                                         17,314                16,433                17,401
                                                                             --------             ---------              --------
Total Loans                                                                   $64,135               $63,038               $61,635
                                                                             --------             ---------              --------


Key data on the worldwide consumer loan portfolio are summarized below.

CONSUMER LOANS

                                                                             March 31,            December 31,           March 31,
($ in millions)                                                                  1995                  1994                  1994
                                                                             --------             ------------           ---------
Domestic Offices:
  Secured by 1-4 Family Residential Properties . . . . . . . . . . . .        $15,327               $15,092               $14,086
  Credit Card. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,044                 7,733                 6,174
  Other Consumer . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,916                10,607                 8,956
                                                                              --------              -------               -------
Total Domestic Offices . . . . . . . . . . . . . . . . . . . . . . . .         33,287                33,432                29,216
Overseas Offices . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,738                 2,500                 2,477
                                                                              --------              -------               -------
Total Consumer Loans                                                          $36,025               $35,932               $31,693
                                                                              --------              --------              --------

     The increase in domestic consumer loans from March 31, 1994 to March 31, 1995 was due to increased demand for 1-4 family loans experienced during the last quarter of 1994 and increased credit card and auto finance outstandings throughout the period, offset by sales and securitizations. During the first quarter of 1995, Chase originated and subsequently securitized or sold $246 million of residential mortgage loans, and sold an additional $1.2 billion of such loans, primarily through traditional secondary market outlets. Additionally, on March 15, 1995, Chase securitized $1.0 billion of credit card receivables. There were no new securitizations of credit card receivables in 1994. At March 31, 1995, the aggregate amount of securitized credit card receivables was $3.5 billion, compared with $2.7 billion and $3.6 billion at December 31, 1994 and March 31, 1994, respectively.

     Credit card securitization transactions are structured with a revolving period and a subsequent amortization period. During the first quarter of 1995, $189 million of previously securitized credit card receivables were amortized and $563 million are scheduled to amortize during the remainder of 1995.

     Credit card securitization transactions do not materially impact earnings since Chase continues to service the credit card accounts after the receivables are securitized. This servicing income is recorded in Fees and Commissions and Other Revenue, as opposed to Net Interest Revenue offset by the Provision for Possible Credit Losses.

     For analytical purposes only, the following table summarizes the net impact of securitization of credit card receivables as an increase (decrease) in Chase's consolidated statement of income line items.

                                                           First Quarter
                                                        --------------------
($ in millions)                                          1995          1994
                                                         -----         -----
Net Interest Revenue . . . . . . . . . . . . . . . . .   $(57)         $(74)
Decrease in Provision for Possible Credit Losses . . .     31            49
Fees and Commissions . . . . . . . . . . . . . . . . .     26            25
Other Revenue  . . . . . . . . . . . . . . . . . . . .      7           --
                                                         -----         -----
Income Before Taxes                                      $  7          $--
                                                         -----         -----

     The average domestic credit card receivables, net loan charge-offs and average loss ratio prior to and net of the securitization transactions are presented below.

                                                             Prior to           Net of
                                                          Securitization    Securitization
                                                          --------------    --------------
Average Receivables ($ in billions)
   First Quarter 1995  . . . . . . . . . . . . . . . .        $10.4             $ 7.6
   Fourth Quarter 1994 . . . . . . . . . . . . . . . .          9.8               7.0
   First Quarter 1994  . . . . . . . . . . . . . . . .          9.9               6.2

Net Loan Charge-offs ($ in millions)
   First Quarter 1995  . . . . . . . . . . . . . . . .        $  98             $  67
   Fourth Quarter 1994 . . . . . . . . . . . . . . . .          100                67
   First Quarter 1994  . . . . . . . . . . . . . . . .          113                64

Average Loss Ratio
   First Quarter 1995  . . . . . . . . . . . . . . . .         3.85%             3.57%
   Fourth Quarter 1994 . . . . . . . . . . . . . . . .         4.05              3.82
   First Quarter 1994  . . . . . . . . . . . . . . . .         4.63              4.18
                                                               -----            ------

   Key data on the worldwide wholesale loan portfolio are summarized below.

WHOLESALE LOANS

                                         March 31,           December 31,           March 31,
($ in millions)                              1995                   1994                1994
                                         --------            -----------           ----------
Domestic Offices:
   Commercial Real Estate  . . . .        $ 1,998              $  2,055              $  2,841
   Commercial and Industrial . . .          8,943                 8,291                 8,175
   Other Wholesale . . . . . . . .          2,783                 3,004                 4,187
                                          -------              --------              --------
Total Domestic Office                      13,724                13,350                15,203
                                          -------              --------              --------
Overseas Offices:
   Commercial and Industrial . . .          9,788                 9,020                10,243
   Other Wholesale . . . . . . . .          4,841                 4,965                 4,728
                                          -------              --------              --------
Overseas Offices . . . . . . . . .         14,629                13,985                14,971
                                          -------              --------              --------
Total Wholesale Loans                     $28,353              $ 27,335              $ 30,174
                                          -------              --------              --------


     Wholesale loans in overseas offices decreased from $15.0 billion at March 31, 1994 to $14.6 billion at March 31, 1995 through repayments, partially offset by new lending.

RESERVE FOR POSSIBLE CREDIT LOSSES

RECONCILIATION OF RESERVE FOR POSSIBLE CREDIT LOSSES

                                                                      First Quarter    Fourth Quarter     First Quarter
($ in millions)                                                            1995             1994               1994
                                                                      --------------   --------------     -------------
Balance at Beginning of Period . . . . . . . . . . . . . . . . . .        $1,414           $1,416             $1,425
Additions:
        Provision for Possible Credit Losses Charged to Expense. .            65               90                160
Deductions:
        Charge-Offs. . . . . . . . . . . . . . . . . . . . . . . .           108              141                203
        Recoveries . . . . . . . . . . . . . . . . . . . . . . . .           (46)             (46)               (47)
                                                                          -------          -------            -------
        Net Loan Charge-Offs . . . . . . . . . . . . . . . . . . .            62               95                156
Reserves of Disposed Subsidiaries and Other Adjustments. . . . . .             2                3                 --
Balance at End of Period                                                  $1,419*          $1,414             $1,429
                                                                          -------          -------            -------

*      Includes $18 million of related SFAS 114 valuation allowance.

Chase adopted SFAS 114 and SFAS 118 effective January 1, 1995. This did not have any impact on Chase's results of operations nor on its financial position, including the level of the reserve for possible credit losses. Instead, it resulted only in a reallocation of the existing reserve for possible credit losses.

     At March 31, 1995, the recorded investment in loans that are considered impaired under SFAS 114 was $530 million. No SFAS 114 reserve is required for $478 million of recorded investment in impaired loans, since previously taken charge-offs and interest applied to principal have reduced the recorded investment values to amounts that are less than the SFAS 114 calculated values. The remaining $52 million of impaired loans required a SFAS 114 reserve for possible credit losses of $18 million. The average recorded investment in impaired loans during the three months ended March 31, 1995 was approximately $530 million. For the three months ended March 31, 1995, Chase recognized interest revenue on these impaired loans of $3 million.


NET LOAN CHARGE-OFFS AND ANNUALIZED CREDIT LOSS EXPERIENCE RATIOS
                                                                                   First Quarter
                                                                            ----------------------------
($ in millions)                                                              1995                  1994
                                                                            -------               ------
Net Loan Charge-offs:
        Domestic:
            Consumer. . . . . . . . . . . . . . . . . . . . . .               $ 90                  $ 96
            Commercial Real Estate. . . . . . . . . . . . . . .                 (2)                   51
            Commercial and Other. . . . . . . . . . . . . . . .                (20)                    9
                                                                            ------                ------
Total Domestic                                                                  68                   156
                                                                            ------                ------
Total International                                                             (6)                   --
                                                                            ------                ------
Total                                                                         $ 62                  $156
                                                                            ------                ------
Net Loan Charge-offs as a Percentage of Average Loans:
        Domestic:
            Consumer. . . . . . . . . . . . . . . . . . . . . .               1.10%                 1.34%
            Commercial Real Estate. . . . . . . . . . . . . . .               (.39)                 6.72
            Commercial and Other. . . . . . . . . . . . . . . .               (.85)                  .32
                                                                            ------                ------
Total Domestic Credit Loss Ratio. . . . . . . . . . . . . . . .                .61                  1.45
                                                                            ------                ------
Total International Credit Loss Ratio . . . . . . . . . . . . .               (.14)                  --
                                                                            ------                ------
Total Credit Loss Ratio . . . . . . . . . . . . . . . . . . . .                .40%                 1.03%



Net loan charge-offs for the first quarter of 1995 were $62 million, down $94 million from the first quarter of 1994. Domestic commercial real estate net loan charge-offs declined $53 million. For further details on the reserve for possible credit losses and net loan charge-offs, see Analysis of Credit Loss Experience on page 35.

NONACCRUAL, RESTRUCTURED AND PAST DUE OUTSTANDINGS AND DOMESTIC ORE ACQUIRED

NONACCRUAL AND RESTRUCTURED OUTSTANDINGS AND DOMESTIC ORE

                                                                         March 31,            December 31,          March 31,
($ in millions)                                                              1995                    1994               1994
                                                                         --------            -------------          --------
Domestic Outstandings:
  Commercial Real Estate . . . . . . . . . . . . . . . . . . . . .          $233                  $266                $  469
  Commercial and Industrial  . . . . . . . . . . . . . . . . . . .           141                   109                   195
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           134                   135                   204
                                                                            ----                  ----                 -----
Domestic Outstandings                                                        508                   510                   868
                                                                            ----                  ----                 -----
Overseas Outstandings:
  Refinancing Countries  . . . . . . . . . . . . . . . . . . . . .            53                    54                    69
  Commercial Real Estate . . . . . . . . . . . . . . . . . . . . .             7                     8                    11
  Commercial and Industrial  . . . . . . . . . . . . . . . . . . .            36                    47                    45
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            40                    41                    75
                                                                            ----                  ----                 -----
Overseas Outstandings                                                        136                   150                   200
                                                                            ----                  ----                ------
Total Nonaccrual and Restructured Outstandings . . . . . . . . . .          $644                  $660                $1,068
                                                                            ----                  ----                ------
Domestic ORE                                                                $214                  $251                $  810
                                                                            ----                  ----                ------
  As a % of Total Gross Assets:
    Nonaccrual and Restructured Outstandings   . . . . . . . . . .           .53%                  .57%                  .94%
    Nonaccrual and Restructured Outstandings and Domestic ORE  . .           .70                   .79                  1.65
                                                                            ----                  ----                ------


The substantial decrease in nonaccrual and restructured outstandings at March 31, 1995, as compared with March 31, 1994 was due to repayments, charge-offs and transfers to accrual status.

     Nonaccrual loans that have been restructured but remain in nonaccrual status amounted to $65 million, $44 million and $92 million at March 31, 1995, December 31, 1994 and March 31, 1994, respectively, and continue to be included in the preceding table.

   NEGATIVE IMPACT OF NONACCRUAL AND RESTRUCTURED OUTSTANDING

                                                                                      First Quarter
                                                                               --------------------------
   ($ in millions)                                                              1995                 1994
                                                                                ----                 ----
Interest Revenue That Would Have Been
  Recorded Under Original Terms . . . . . . . . . . . . . . . . . .              $14                  $18
Interest Revenue Actually Realized  . . . . . . . . . . . . . . . .                3                    4
                                                                                 ---                  ---
Negative Impact on Interest Revenue                                              $11                  $14
                                                                                 ---                  ---



ACCRUING LOANS PAST DUE 90 DAYS OR MORE

                                                                         March 31,           December 31,           March 31,
($ in millions)                                                              1995                   1994                1994
                                                                         --------            -----------            --------
Domestic Loans:
  Consumer*  . . . . . . . . . . . . . . . . . . . . . . . . . . .          $164                  $192                 $170
  Commercial Real Estate . . . . . . . . . . . . . . . . . . . . .             6                     8                   10
  Commercial and Other . . . . . . . . . . . . . . . . . . . . . .            17                    19                   16
                                                                            ----                  ----                 ----
Total Domestic Loans   . . . . . . . . . . . . . . . . . . . . . .           187                   219                  196
                                                                            ----                  ----                 ----
Overseas Loans . . . . . . . . . . . . . . . . . . . . . . . . . .           173                   181                    6
                                                                            ----                  ----                 ----
Total Accruing Loans Past Due 90 Days or More  . . . . . . . . . .          $360                  $400                 $202
                                                                            ----                  ----                 ----

*  Includes loans secured by 1-4 family residential properties.

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

FINANCIAL RATIOS
The Chase Manhattan Corporation and Subsidiaries

                                                                                                 1994
                                                                 1995        ------------------------------------------------
                                                                1st Qtr.     4th Qtr.     3rd Qtr.      2nd Qtr.      1st Qtr.
                                                                -------------------------------------------------------------
Earnings Ratios
Net Income as a Percentage of Average:
  Total Assets . . . . . . . . . . . . . . . . . . . . . . . .      .85%         .74%          .99%         1.03%         1.26%
  Common Stockholders' Equity* . . . . . . . . . . . . . . . .    13.43        11.32         15.83         16.11         20.15
  Total Stockholders' Equity . . . . . . . . . . . . . . . . .    12.68        10.89         14.57         14.80         18.21
                                                                  -----        -----         -----         -----         -----
Leverage Ratios--Averages
Common Stockholders' Equity as a % of Total Assets . . . . . .     5.59%        5.66%         5.61%         5.67%         5.74%
Total Stockholders' Equity as a % of Total Assets  . . . . . .     6.72         6.80          6.77          6.98          6.93
                                                                  -----        -----          -----        -----         -----
Common Stockholders' Equity Per Common Share . . . . . . . . .   $40.12       $39.28        $38.83        $37.64        $36.55
                                                                  -----        -----         -----         -----         -----
Capital Ratios at Quarter End**
Common Stockholders' Equity as a % of Total Assets . . . . . .     5.90%        6.10%         6.01%         6.08%         6.00%
Total Stockholders' Equity as a % of Total Assets  . . . . . .     7.06         7.33          7.21          7.32          7.24
Tier 1 Leverage  . . . . . . . . . . . . . . . . . . . . . . .     7.37         7.37          7.31          7.47          7.28
Tier 1 Capital as a % of Net Risk-Weighted Assets  . . . . . .     8.32         8.30          8.51          8.71          8.43
Total Capital as a % of Net Risk-Weighted Assets . . . . . . .    12.91        12.78         13.22         13.32         12.94
                                                                  -----        -----         -----         -----         -----

*      Based on Net Income, adjusted as applicable.

** Based on Federal Reserve Board definitions. Risk-based capital and leverage ratios exclude the equity, assets and off-balance sheet positions of Chase Securities Inc., the Corporation's U.S. underwriting and dealing subsidiary.


The Chase Manhattan Bank, N.A. and Subsidiaries
Capital Ratios at Quarter End*
Tier 1 Leverage . . . . . . . . . . . . . . . . . . . . . . .     7.18%        6.97%         6.90%         6.93%         6.51%
Tier 1 Capital as a % of Net Risk-Weighted Assets . . . . . .     8.20         8.18          8.25          8.24          7.74
Total Capital as a % of Net Risk-Weighted Assets  . . . . . .    11.80        11.93         12.06         12.08         11.66
                                                                 -----        -----         -----         -----         -----

*      Based on Office of the Comptroller of the Currency definition.


STOCKHOLDER DATA
The Chase Manhattan Corporation and Subsidiaries

                                                                                                  1994
                                                                   1995     -------------------------------------------------
($ in millions, except per share data)                           1st Qtr.   4th Qtr.       3rd Qtr.     2nd Qtr.     1st Qtr.
                                                                -------------------------------------------------------------
Quarterly Cash Dividends:
Common Stock:
  Per Share . . . . . . . . . . . . . . . . . . . . . . . . .   $  .40      $  .40         $  .40         $ .33         $ .33
  Aggregate . . . . . . . . . . . . . . . . . . . . . . . . .   $ 70.9      $ 72.2         $ 73.8         $61.0         $60.9
Preferred Stock:
  Floating Rate Series F  . . . . . . . . . . . . . . . . . .       --          --             --           5.4           3.4
  10 1/2% Series G  . . . . . . . . . . . . . . . . . . . . .      3.7         3.7            3.7           3.7           3.7
  9.76% Series H  . . . . . . . . . . . . . . . . . . . . . .      2.5         2.5            2.5           2.5           2.5
  10.84% Series I . . . . . . . . . . . . . . . . . . . . . .      5.4         5.4            5.4           5.4           5.4
  9.08% Series J  . . . . . . . . . . . . . . . . . . . . . .      3.4         3.4            3.4           3.4           3.4
  8-1/2% Series K . . . . . . . . . . . . . . . . . . . . . .      3.6         3.6            3.6           3.6           3.6
  8.32% Series L  . . . . . . . . . . . . . . . . . . . . . .      5.0         5.0            5.0           5.0           5.0
  8.40% Series M  . . . . . . . . . . . . . . . . . . . . . .      3.6         3.6            3.6           3.6           3.6
  Adjustable Rate Series N  . . . . . . . . . . . . . . . . .      3.8         3.7            3.5           2.0            --
                                                                  ----        ----           ----          ----          ----
Total Preferred Stock                                             31.0        30.9           30.7          34.6          30.6
                                                                ------      ------         ------         -----         -----
Total Cash Dividends                                            $101.9      $103.1         $104.5         $95.6         $91.5
                                                                ------      ------         ------         -----         -----
Cash Dividends Paid on Common Stock as Percentage of Net
  Income Applicable to Common Stock . . . . . . . . . . . . .     30.9%       36.5%          26.9%         22.4%         18.3%
Total Cash Dividends Paid as a Percentage of Net Income . . .     39.1        45.0           34.2          31.1          25.1
                                                                 -----        ----          -----          ----          ----

Consolidated Statement of Condition
The Chase Manhattan Bank, N.A. and Subsidiaries

                                                                                       March 31,     December 31,    March 31,
($ in millions)                                                                            1995           1994         1994
                                                                                       --------      ------------    ---------
Assets
Cash and Due from Banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 4,264         $ 4,518         $ 4,236
Interest-Bearing Deposits Placed with Banks . . . . . . . . . . . . . . . . . . . .       6,755           7,002           5,173
Federal Funds Sold and Securities Purchased Under Resale Agreements . . . . . . . .       2,799           3,824           3,999
Trading Account Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      17,253          13,088          15,524
Investment Securities:
  Held to Maturity (Market Value of $1,745, $1,739 and $719, Respectively). . . . .       1,737           1,760             706
  Available for Sale Carried at Fair Value  . . . . . . . . . . . . . . . . . . . .       4,521           4,502           5,707
                                                                                       --------       ---------       ---------
    Total Investment Securities . . . . . . . . . . . . . . . . . . . . . . . . . .       6,258           6,262           6,413
Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      52,474          50,607          50,083
  Reserve for Possible Credit Losses  . . . . . . . . . . . . . . . . . . . . . . .      (1,097)         (1,092)         (1,099)
Assets Held for Accelerated Disposition . . . . . . . . . . . . . . . . . . . . . .          --              --             120
Customers' Liability on Acceptances . . . . . . . . . . . . . . . . . . . . . . . .         889             520             705
Accrued Interest Receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .         907             966             603
Premises and Equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,785           1,759           1,626
Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,748           6,525           5,770
                                                                                       --------       ---------       ---------
    Total Assets                                                                        $99,035         $93,979         $93,153
                                                                                       --------       ---------       ---------
Liabilities and Stockholder's Equity
Deposits:
  Domestic Offices:
   Noninterest-Bearing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $10,224         $11,648         $11,005
   Interest-Bearing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17,856          17,888          20,065
  Overseas Offices:
   Noninterest-Bearing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,695           2,320           2,882
   Interest-Bearing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     33,155          33,645          29,494
                                                                                       --------       ---------       ---------
    Total Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     63,930          65,501          63,446
Federal Funds Purchased and Securities Sold Under  Repurchase Agreements . . . . . .      2,817           2,580           2,519
Other Short-Term Borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,704           2,308           2,156
Trading Account Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13,545           8,066          10,215
Acceptances Outstanding  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        893             525             715
Accrued Interest Payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        600             574             374
Accounts Payable, Accrued Expenses and Other Liabilities . . . . . . . . . . . . . .      5,695           4,620           4,267
Intermediate- and Long-Term Debt . . . . . . . . . . . . . . . . . . . . . . . . . .      2,804           2,803           3,038
                                                                                       --------       ---------       ---------
    Total Liabilities                                                                    91,988          86,977          86,730
                                                                                       --------       ---------       ---------
Stockholder's Equity:
  Capital Stock ( $15 Par Value):
                        3/31/95         12/31/94      3/31/94
                       ----------      ----------    ----------
Number of Shares:
   Authorized          81,744,445      81,744,445    81,744,445
   Outstanding         61,127,184      61,038,415    60,794,266 . . . . . . . . . .         917             916             912
  Surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,666           4,656           4,391
  Net Unrealized Losses on Investment Securities - Available for Sale . . . . . . .         (98)            (65)            (27)
  Undivided Profits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,562           1,495           1,147
                                                                                        -------         -------         -------
            Total Stockholder's Equity                                                    7,047           7,002           6,423
                                                                                        -------         -------         -------
            Total Liabilities and Stockholder's Equity                                  $99,035         $93,979         $93,153
                                                                                        -------         -------         -------

The accompanying notes on page 8 are an integral part of the financial statements.

Member Federal Deposit Insurance Corporation


Average Balances, Interest and Average Rates -- Taxable Equivalent The Chase Manhattan Corporation and Subsidiaries

                                                                                               First Quarter 1995
                                                                                   --------------------------------------------
                                                                                   Average                             Average
($ in millions, based on daily averages)                                           Balance            Interest            Rate
                                                                                 ----------           ----------       ---------
Assets
Interest-Earning Assets:
Interest-Bearing Deposits Placed with Banks . . . . . . . . . . . . . . . .       $  8,287               $  143            6.98%
Federal Funds Sold and Securities Purchased Under Resale Agreements . . . .         14,830                  250            6.83
Trading Account Assets-Interest-Earning*. . . . . . . . . . . . . . . . . .          8,873                  114            5.22
Investment Securities:
  Held to Maturity:
    Taxable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,732                   27            6.28
    Tax-Exempt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            320                    8           10.87
                                                                                  --------                 ----           -----
  Total Held to Maturity                                                             2,052                   35            6.99
  Available for Sale:
    Taxable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,219                   93            7.26
    Tax-Exempt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             90                    2            6.69
                                                                                  --------                 ----           -----
  Total Available for Sale                                                           5,309                   95            7.25**
                                                                                  --------                 ----           -----
Total Investment Securities . . . . . . . . . . . . . . . . . . . . . . . .          7,361                  130            7.18
Loans:
  Domestic Offices. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         46,233                1,071            9.39
  Overseas Offices. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16,379                  340            8.43
                                                                                  --------                -----           -----
Total Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         62,612                1,411            9.14
Reserve for Possible Credit Losses*** . . . . . . . . . . . . . . . . . . .         (1,403)                  --              --
                                                                                  --------                -----           -----
Total Interest-Earning Assets***, Net                                              100,560                2,048            8.15
                                                                                  --------                ------          -----
Summary--Gross Interest-Earning Assets:
Domestic Offices. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         70,846                1,434            8.21
Overseas Offices. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         31,117                  614            8.00
                                                                                  --------               ------           -----
Total Gross Interest-Earning Assets                                                101,963               $2,048            8.15%
                                                                                  --------               -------          ------
Noninterest-Earning Assets:
Cash and Due from Banks . . . . . . . . . . . . . . . . . . . . . . . . . .          6,095
Trading Account Assets-Noninterest-Earning****. . . . . . . . . . . . . . .          8,180
Customers' Liability on Acceptances . . . . . . . . . . . . . . . . . . . .            773
Premises and Equipment. . . . . . . . . . . . . . . . . . . . . . . . . . .          1,911
Accrued Interest Receivable . . . . . . . . . . . . . . . . . . . . . . . .          1,144
Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,257
                                                                                  --------
Total Noninterest-Earning Assets                                                    23,360
                                                                                  --------
Total Assets                                                                      $123,920
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

Average Balances, Interest and Average Rates -- Taxable Equivalent The Chase Manhattan Corporation and Subsidiaries

                                                                                               First Quarter 1995
                                                                                  ---------------------------------------------
                                                                                    Average                             Average
($ in millions, based on daily averages)                                            Balance          Interest             Rate
                                                                                 -----------        ----------        ---------
Liabilities, Redeemable Preferred Stock and Stockholders' Equity
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
  Domestic Offices:
  Savings and Negotiable Order of Withdrawal Deposits  . . . . . . . . . . .       $  5,166           $   29               2.29%
    Money Market Deposits  . . . . . . . . . . . . . . . . . . . . . . . . .          9,420               82               3.53
    Negotiable Certificates of Deposit . . . . . . . . . . . . . . . . . . .          1,001               19               7.77
    Other Time Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . .          5,677               50               3.53
                                                                                   --------             ----              ------
  Total Domestic Offices                                                             21,264              180               3.43
  Overseas Offices                                                                   36,188              470               5.26
                                                                                   --------             ----              ------
Total Interest-Bearing Deposits  . . . . . . . . . . . . . . . . . . . . . .         57,452              650               4.58
Federal Funds Purchased and Securities Sold Under Repurchase Agreements  . .         18,899              294               6.31
Other Short-Term Borrowings:
  Domestic Offices . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,689               89               9.79
  Overseas Offices . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            800               30              15.37
                                                                                   --------             ----              ------
  Total Other Short-Term Borrowings  . . . . . . . . . . . . . . . . . . . .          4,489              119              10.78
Intermediate- and Long-Term Debt . . . . . . . . . . . . . . . . . . . . . . .        5,199               94               7.33
                                                                                   --------             ----              ------
  Total Interest-Bearing Liabilities                                                 86,039            1,157               5.45
                                                                                   --------             ----              ------
Summary--Interest-Bearing Liabilities:
Domestic Offices . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         57,642              777               5.47
Overseas Offices . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         28,397              380               5.42
                                                                                   --------             ----              ------
Noninterest-Bearing Liabilities:
Deposits in Domestic Offices . . . . . . . . . . . . . . . . . . . . . . . .         12,614
Deposits in Overseas Offices . . . . . . . . . . . . . . . . . . . . . . . .          2,415
Trading Account Liabilities* . . . . . . . . . . . . . . . . . . . . . . . .          9,824
Acceptances Outstanding  . . . . . . . . . . . . . . . . . . . . . . . . . .            776
Accounts Payable, Accrued Expenses and Other Liabilities . . . . . . . . . .          3,926
                                                                                   --------
  Total Noninterest-Bearing Liabilities                                              29,555
                                                                                   --------
  Total Liabilities                                                                 115,594
                                                                                   --------
Stockholders' Equity:
Nonredeemable Preferred Stock  . . . . . . . . . . . . . . . . . . . . . . .          1,400
Common Stockholders' Equity  . . . . . . . . . . . . . . . . . . . . . . . .          6,926
                                                                                   --------
  Total Stockholders' Equity                                                          8,326
                                                                                   --------
  Total Liabilities and Stockholders' Equity                                       $123,920
                                                                                   --------
Taxable Equivalent Net Interest Revenue and Average Interest Rate Spread                               $ 891               2.70%
                                                                                                        ----              ------
Net Interest Revenue as a Percentage of Gross Interest-Earning Assets                                                      3.54%
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


Average Balances, Interest and Average Rates - Taxable Equivalent
The Chase Manhattan Corporation and Subsidiaries

                                                                                                     First Quarter 1994
                                                                                      ---------------------------------------
                                                                                        Average                       Average
       ($ in millions, based on daily averages)                                         Balance      Interest          Rate
                                                                                      ---------      --------        --------
Assets
Interest-Earning Assets:
Interest-Bearing Deposits Placed with Banks . . . . . . . . . . . . . . . .           $  6,207       $  130             8.50%
Federal Funds Sold and Securities Purchased Under Resale Agreements . . . .             10,789          326            12.25
Trading Account Assets* . . . . . . . . . . . . . . . . . . . . . . . . . .              7,116          119             6.76
Investment Securities:
  Held to Maturity
    Taxable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                955           34            14.41
    Tax-Exempt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                396           11            11.72
                                                                                        ------        -----            -----
  Total Held to Maturity  . . . . . . . . . . . . . . . . . . . . . . . . .              1,351           45            13.62
  Available for Sale  . . . . . . . . . . . . . . . . . . . . . . . . . . .              7,148          165             9.35**
                                                                                        ------        -----            -----
Total Investment Securities . . . . . . . . . . . . . . . . . . . . . . . .              8,499          210            10.02
Loans:
  Domestic Offices  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             44,153          891             8.19
  Overseas Offices  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             17,116          410             9.70***
- -                                                                                       ------        -----            -----
Total Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             61,269        1,301             8.61
Reserve for Possible Credit Losses****  . . . . . . . . . . . . . . . . . .             (1,441)           -              -
Accelerated Disposition Portfolio-Interest-Earning  . . . . . . . . . . . .                101            3            13.31-
        Total Interest-Earning Assets****, Net                                          92,540        2,089             9.01
                                                                                        ------        -----            -----
Summary--Gross Interest-Earning Assets:
Domestic Offices  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             63,490        1,075             6.87
Overseas Offices  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             30,491        1,014            13.48
                                                                                        ------       ------            -----
        Total Gross Interest-Earning Assets                                             93,981       $2,089             9.01%
                                                                                        ------       ------            -----
Noninterest-Earning Assets:
Cash and Due from Banks . . . . . . . . . . . . . . . . . . . . . . . . . .              6,174
Trading Account Assets-Noninterest-Earning***** . . . . . . . . . . . . . .              9,400
Customers' Liability on Acceptances . . . . . . . . . . . . . . . . . . . .                706
Premises and Equipment  . . . . . . . . . . . . . . . . . . . . . . . . . .              1,790
Accrued Interest Receivable . . . . . . . . . . . . . . . . . . . . . . . .                823
Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              5,644
                                                                                        ------
        Total Noninterest-Earning Assets                                                 24,53
                                                                                       -------
        Total Assets                                                                  $117,077
                                                                                       -------

*      Includes only trading securities.

**     Average rate based on average amortized cost.

*** Reflects the extraordinary high level of local interest rates prevailing in certain Latin American countries with highly inflationary economies.

**** Reserve for Possible Credit Losses excluded from calculations of average balances and average rates, as appropriate.

***** Includes foreign exchange, interest rate, and commodity derivative contracts.

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


Average Balances, Interest and Average Rates -- Taxable Equivalent The Chase Manhattan Corporation and Subsidiaries

                                                                                                 First Quarter 1994
                                                                                       ----------------------------------------
                                                                                       Average                          Average
   ($ in millions, based on daily averages)                                            Balance         Interest          Rate
                                                                                       -------         --------         -------
Liabilities, Redeemable Preferred Stock and Stockholders' Equity
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
  Domestic Offices:
    Savings and Negotiable Order of Withdrawal Deposits . . . . . . . . . . . . .    $  5,612         $   24             1.73%
    Money Market Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11,515             34             1.19
    Negotiable Certificates of Deposit. . . . . . . . . . . . . . . . . . . . . .       1,519             26             7.08
    Other Time Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,232             25             1.40
                                                                                       ------          -----           ------
        Total Domestic Offices  . . . . . . . . . . . . . . . . . . . . . . . . .      25,878            109             1.71
  Overseas Offices  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      30,049            416             5.61
                                                                                      -------          -----           ------
Total Interest-Bearing Deposits . . . . . . . . . . . . . . . . . . . . . . . . .      55,927            525             3.80
Federal Funds Purchased and Securities Sold Under Repurchase Agreements . . . . .      12,764            124             3.94
Other Short-Term Borrowings:
  Domestic Offices  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,830             79            11.36
  Overseas Offices  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,196            327           110.76*
                                                                                      -------          -----           ------
        Total Other Short-Term Borrowings . . . . . . . . . . . . . . . . . . . .       4,026            406            40.88
Intermediate- and Long-Term Debt. . . . . . . . . . . . . . . . . . . . . . . . .       5,563             76             5.58
                                                                                      -------          -----           ------
        Total Interest-Bearing Liabilities  . . . . . . . . . . . . . . . . . . .      78,280          1,131             5.86
                                                                                      -------          -----           ------
Summary--Interest-Bearing Liabilities:
Domestic Offices. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      50,340            338             2.73
Overseas Offices. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      27,940            793            11.50
                                                                                      -------          -----           ------
Noninterest-Bearing Liabilities:
Deposits in Domestic Offices. . . . . . . . . . . . . . . . . . . . . . . . . . .      14,085
Deposits in Overseas Offices. . . . . . . . . . . . . . . . . . . . . . . . . . .       2,476
Trading Account Liabilities** . . . . . . . . . . . . . . . . . . . . . . . . . .       9,916
Acceptances Outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         714
Accounts Payable, Accrued Expenses and Other Liabilities. . . . . . . . . . . . .       3,491
                                                                                      -------
        Total Noninterest-Bearing Liabilities . . . . . . . . . . . . . . . . . .      30,682
                                                                                      -------
        Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .     108,962
                                                                                      -------
Stockholders' Equity:
Nonredeemable Preferred Stock . . . . . . . . . . . . . . . . . . . . . . . . . .       1,399
Common Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,716
                                                                                      -------
        Total Stockholders' Equity  . . . . . . . . . . . . . . . . . . . . . . .       8,115
                                                                                      -------
        Total Liabilities and Stockholders' Equity  . . . . . . . . . . . . . . .    $117,077
                                                                                      -------
Taxable Equivalent Net Interest Revenue and Average Interest Rate Spread                              $  958             3.15%
                                                                                                      ------             ----
Net Interest Revenue as a Percentage of Gross Interest-Earning Assets                                                    4.13%
                                                                                                                         ----

* Reflects the extraordinary high level of local interest rates prevailing in certain Latin American countries with highly inflationary economies.

** Includes short sales, and foreign exchange, interest rate, and commodity derivative contracts.

INVESTMENT SECURITIES
The Chase Manhattan Corporation and Subsidiaries

SECURITIES--HELD TO MATURITY

                                                   March 31, 1995                      December 31, 1994       March 31, 1994
                                   -----------------------------------------------    -------------------    -------------------
                                                     Gross         Gross
                                   Amortized    Unrealized    Unrealized     Fair     Amortized     Fair     Amortized     Fair
($ in millions)                         Cost         Gains        Losses    Value*         Cost    Value*         Cost    Value*
                                   ---------    ----------    ----------    ------    ---------    ------    ---------    ------
U.S. Treasury Securities . . . . .    $  113        $--           $ 1        $  112     $  115     $  115     $   26      $   27
Federal Agency Securities**  . . .       433         --            13           420        452        431        394         394
State and Political Subdivision
  Securities . . . . . . . . . . .       307          6             1           312        335        334        374         387
Other Bonds, Notes and
  Debentures:
    Securities Issued by OECD
      Central Governments
        and their Agencies*** . . .      802         12            --           814        724        716          5           5
    Securities Issued by Other
      Foreign Central
        Governments and
          their Agencies . . . . . .       9         --            --             9         10         10         10          10
    Privately-Issued Mortgage-
      Backed Securities  . . . . . .      32         --            --            32         33         33        218         213
    Corporate and Other Debt
      Securities . . . . . . . . . .     161         --            --           161        229        229        139         139
                                      ------        ---           ---        ------     ------     ------     ------      ------
Total Other Bonds, Notes
  and Debentures . . . . . . . . . .   1,004         12            --         1,016        996        988        372         367
                                      ------        ---           ---        ------     ------     ------     ------      ------
Federal Reserve Bank and
  Other Stock Investments  . . . . .     186         --            --           186        186        186        179         179
                                      ------        ---           ---        ------     ------     ------     ------      ------
Total                                 $2,043        $18           $15        $2,046     $2,084     $2,054     $1,345      $1,354
                                      ------        ---           ---        ------     ------     ------     ------      ------

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

Note: Interest and dividends on investment securities at historical cost in terms of taxable interest income, nontaxable interest income, and dividends for the first quarter of 1995 were: $24 million, $5 million and $3 million, respectively; and for the first quarter of 1994 were: $31 million, $7 million and $3 million, respectively.

INVESTMENT SECURITIES
The Chase Manhattan Corporation and Subsidiaries

SECURITIES--AVAILABLE FOR SALE

                                                   March 31, 1995                   December 31, 1994          March 31, 1994
                                      ----------------------------------------------------------------------------------------------
                                                       Gross         Gross
                                      Amortized   Unrealized    Unrealized       Fair    Amortized      Fair     Amortized     Fair
       ($ in millions)                     Cost        Gains        Losses      Value*        Cost     Value*         Cost    Value*
                                      ---------   ----------    ----------      ------   ---------     ------    ---------    ------

U.S. Treasury Securities . . . . . .     $2,466         $  9          $ 35      $2,440      $2,445     $2,418       $2,304    $2,308
Federal Agency Securities** . . . . .       646            1            21         626         646        621        1,118     1,115
State and Political Subdivision
  Securities . . . . . . . . . . . .         81           --            --          81          89         88            8         8
Other Bonds, Notes and
  Debentures:
    Securities Issued by OECD
      Central Governments
        and their Agencies*** . . . .       583            3            19         567         537        522          960       935
    Securities Issued by Other
      Foreign Central
        Governments and
          their Agencies  . . . . . .       837            1           166         672         811        714        1,171     1,037
    Privately-Issued Mortgage-
      Backed Securities . . . . . . .        76            1            --          77          77         76           88        90
    Corporate and Other Debt
     Securities . . . . . . . . . . .       155           15             2         168         173        188          420       443
                                         ------         ----          ----      ------      ------     ------       ------    ------
Total Other Bonds, Notes
  and Debentures                          1,651           20           187       1,484       1,598      1,500        2,639     2,505
                                         ------         ----          ----      ------      ------     ------       ------    ------
Federal Reserve Bank and
  Other Stock Investments . . . . . .       487          139             1         625         422        508          338       479
                                         ------         ----          ----      ------      ------     ------       ------    ------
Total                                    $5,331         $169          $244      $5,256      $5,200     $5,135       $6,407    $6,415
                                         ------         ----          ----      ------      ------     ------       ------    ------

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

Note: Interest and dividends on investment securities available for sale in terms of taxable interest income, nontaxable interest income and dividends for the first quarter of 1995 were: $92 million, $1 million and $1 million, respectively; and for the first quarter of 1994 were: $163 million, none and $2 million, respectively.


Average Loan Balances
The Chase Manhattan Corporation and Subsidiaries

                                                                                      First Quarter
                                                                                 ----------------------
($ in millions, based on daily averages)                                          1995            1994
                                                                                 ------          ------
Domestic Offices: . . . . . . . . . . . . . . . . . . . . . . . .
  Wholesale . . . . . . . . . . . . . . . . . . . . . . . . . . .
    Commercial Real Estate  . . . . . . . . . . . . . . . . . . .                $ 2,069         $ 3,076
    Commercial and Industrial . . . . . . . . . . . . . . . . . .                  8,543           8,370
    Financial Institutions  . . . . . . . . . . . . . . . . . . .                    686           1,204
    Lease Financings  . . . . . . . . . . . . . . . . . . . . . .                    845             827
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,015           1,683
  Consumer:
    Secured by 1-4 Family Residential Properties  . . . . . . . .                 14,882          13,937
    Credit Card . . . . . . . . . . . . . . . . . . . . . . . . .                  7,607           6,245
    Lease Financings  . . . . . . . . . . . . . . . . . . . . . .                  1,045             657
    Other Consumer  . . . . . . . . . . . . . . . . . . . . . . .                  9,722           8,328
                                                                                 -------         --------
Total Domestic Offices, Gross . . . . . . . . . . . . . . . . . .                 46,414          44,327
Less: Unearned Discount and Fee Revenue . . . . . . . . . . . . .                    181             174
                                                                                 -------         --------
Total Domestic Offices                                                            46,233          44,153
                                                                                 -------         --------
Overseas Offices, Gross . . . . . . . . . . . . . . . . . . . . .                 16,433          17,159
Less: Unearned Discount and Fee Revenue . . . . . . . . . . . . .                     54              43
                                                                                 -------         --------
Total Overseas Offices                                                            16,379          17,116
                                                                                 -------         --------
Total Average Loans                                                              $62,612         $61,269
                                                                                 -------         --------



Analysis of Credit Loss Experience
The Chase Manhattan Corporation and Subsidiaries

                                                            1995                                1994
                                                                      ----------------------------------------------------------
($ in millions)                                      1st Quarter      4th Quarter     3rd Quarter     2nd Quarter    1st Quarter
                                                     -----------      -----------     -----------     -----------    -----------
Reserve for Possible Credit Losses at
  Beginning of Period  . . . . . . . . . . . . . . . .   $1,414           $1,416          $1,435          $1,429          $1,425
Net Loan Charge-Offs:
  Domestic Loans:
    Commercial Real Estate . . . . . . . . . . . . . .       (2)               2              21              51              51
    Commercial and Industrial  . . . . . . . . . . . .      (14)              (6)              2               1              (4)
    Financial Institutions . . . . . . . . . . . . . .       --                1              --              --              12
    Lease Financings                                         (1)              --               4               3               1
    Consumer . . . . . . . . . . . . . . . . . . . . .       90               96              90              91              96
    Other  . . . . . . . . . . . . . . . . . . . . . .       (5)               2              --              --              --
                                                         -------          -------         -------         ------          -------
      Total Domestic Net Loan Charge-Offs                    68               95             117             146             156
                                                         -------          -------         -------         ------          -------
  International Loans:
    Commercial and Industrial  . . . . . . . . . . . .       (7)              --              (3)             --              11
    Financial Institutions . . . . . . . . . . . . . .       --                1               6              --              (1)
    Consumer . . . . . . . . . . . . . . . . . . . . .        1               --              (1)             --              --
    Foreign Governments and Official Institutions  . .       --              (1)              --              --             (10)
                                                         -------          -------         -------         ------          -------
      Total International Net Loan Charge-Offs*              (6)              --               2              --              --
                                                         ------           -------         ------          ------          ------
    Total Net Loan Charge-Offs                               62               95             119             146             156
                                                         ------           -------         ------          ------          ------
Provision for Credit Losses Charged to Expenses  . . .       65               90             100             150             160
Reserves of Disposed Subsidiaries and Other
  Adjustments  . . . . . . . . . . . . . . . . . . . .       --                4              (1)             --              --
Foreign Exchange Translation Adjustments . . . . . . .        2               (1)              1               2              --
                                                         ------           -------         -------         ------          ------
Reserve For Possible Credit Losses at End of Period      $1,419           $1,414          $1,416          $1,435          $1,429
                                                         ------           -------         ------          ------          ------

* Includes net loan (recoveries) applicable to refinancing countries of $(5) million, none, $(6) million, $(1) million and $(2) million, respectively.


INTERMEDIATE- AND LONG-TERM DEBT
The Chase Manhattan Corporation and Subsidiaries


Intermediate- and Long-Term Debt consists of obligations having an original maturity at issuance of more than one year. A summary of Intermediate- and Long-Term Debt, net of unamortized original issue discount, outstanding at March 31, 1995 and December 31, 1994 and certain applicable terms is presented below. The distribution of maturities is based on contractual maturity or the earliest date that the debt can be redeemed at the option of the holder.

                                                                          Modified        Amount Outstanding
                                                            Maturity      Interest     March 31,      December 31,    Other
($ in millions)                                               Date          Rate*        1995            1994         Data**
                                                            --------      --------     ---------      ------------    ------
Company:
  Medium-Term Notes . . . . . . . . . . . . . . . . . .   1995--1997    6.90--9.61%     $  296         $  321
  Floating Rate Medium-Term Notes . . . . . . . . . . .         1995    6.41--7.18          30             58
  Notes . . . . . . . . . . . . . . . . . . . . . . . .         1996          7.81         250            250             T
  Notes . . . . . . . . . . . . . . . . . . . . . . . .         1997          7.16         227            227             T
  Floating Rate Subordinated Notes. . . . . . . . . . .         1997          6.50         175            175           S,T
  Subordinated Notes. . . . . . . . . . . . . . . . . .         1997          7.55         200            200           S,T
  Non-U.S. Currency Borrowings. . . . . . . . . . . . .         1998          5.30          56             52
  Floating Rate Notes . . . . . . . . . . . . . . . . .         1999          6.10          10             10             R
  Subordinated Medium-Term Notes. . . . . . . . . . . .         1999    6.79--7.33         175            175           S,T
  Subordinated Medium-Term Notes. . . . . . . . . . . .   2001--2004    6.51--7.30          60              9         S,R,T
  Subordinated Notes. . . . . . . . . . . . . . . . . .         1999          9.57         275            275           S,T
  Subordinated Notes. . . . . . . . . . . . . . . . . .         1999          7.23         200            200           S,T
  Subordinated Notes. . . . . . . . . . . . . . . . . .         1999          7.15         200            200           S,T
  Floating Rate Subordinated Notes. . . . . . . . . . .         2000          6.31         250            250         S,R,T
  Subordinated Notes. . . . . . . . . . . . . . . . . .         2000          7.04         150             --         S,R,T
  Subordinated Notes. . . . . . . . . . . . . . . . . .         2001          9.86         200            200           S,T
  Subordinated Notes. . . . . . . . . . . . . . . . . .         2001          8.44         150            150           S,T
  Subordinated Notes. . . . . . . . . . . . . . . . . .         2002          6.94         100             --         S,R,T
  Subordinated Notes. . . . . . . . . . . . . . . . . .         2003          7.61         200            200           S,T
  Floating Rate Subordinated Notes (Three Issues) . . .         2003    6.29--6.38         333            333           S,T
  Subordinated Notes. . . . . . . . . . . . . . . . . .         2004          6.48         149            149         S,R,T
  Subordinated Notes. . . . . . . . . . . . . . . . . .         2004          6.71         148            148         S,R,T
  Subordinated Notes. . . . . . . . . . . . . . . . . .         2005          6.99         198            198           S,T
  Subordinated Notes. . . . . . . . . . . . . . . . . .         2008          6.97         199            199           S,T
  Subordinated Notes. . . . . . . . . . . . . . . . . .         2008          6.07          99             99           S,T
  Subordinated Notes. . . . . . . . . . . . . . . . . .         2009          6.91         149            149           S,T
  Floating Rate Subordinated Notes. . . . . . . . . . .         2009          6.44         296            311         S,R,T
  Other Borrowings. . . . . . . . . . . . . . . . . . .   1995--1996           ***           7              5
                                                          ----------    ----------      ------         ------         -----
    Total                                                                                4,782          4,543
                                                                                        ------         ------
Bank:
  Floating Rate Subordinated Note . . . . . . . . . . .         1996          8.50         400            400           S,C
  Subordinated Note Issued with Equity Contract . . . .         1999          9.25         150            150           S,C
  Subordinated Note . . . . . . . . . . . . . . . . . .         1999          6.25         260            260           S,C
  Fixed Rate Subordinated Notes  (Three Issues) . . . .         2010          9.00       1,100          1,100           S,C
  Subordinated Notes (Two Issues) . . . . . . . . . . .         2012          9.00         450            450           S,C
  Other Borrowings. . . . . . . . . . . . . . . . . . .   1995--2013           ***         444            443
                                                          ----------    ----------      ------         ------         -----
    Total                                                                                2,804          2,803
                                                                                        ------         ------
Other Subsidiaries:
  Subordinated Notes (Two Issues) . . . . . . . . . . .         1997    5.63--7.25         235            235           S,C
  Subordinated Note . . . . . . . . . . . . . . . . . .         2012          9.00         250            250           S,C
  Other Borrowings. . . . . . . . . . . . . . . . . . .   1995--2014           ***          72             84
                                                          ----------    ----------      ------         ------         -----
    Total                                                                                  557            569
                                                                                        ------         ------
Less: Investment by the Company in a Subordinated Note
   Issued with Equity Contract of the Bank and other
     Subordinated Notes . . . . . . . . . . . . . . . .                                  2,845          2,845           S,C
                                                                                        ------         ------         -----
Total Intermediate-and Long-Term Debt                                                   $5,298         $5,070
                                                                                        ------         ------

* The interest rates shown have been adjusted to reflect the effect of ALM derivative contracts, primarily interest rate swaps, used to convert a majority of the Company's fixed rate debt to floating rates. The interest rates shown for floating rate issues, including the aforementioned converted issues, are those in effect at March 31, 1995. Such floating interest rates are determined by formulas, subject to certain minimum rates.
**     Issues indicated by:
       "S"--Subordinated in right of payment to claims of depositors and certain other creditors, as applicable.
       "C"--Held by the Company.
       "R"--Redeemable in whole, or in part, at the option of Chase, prior to maturity.
       "T"--Qualifies as Tier 2 capital under the Risk-based Capital guidelines.
*** Consists of numerous borrowings that bear interest at rates generally reflecting market conditions in the applicable countries at the time of issuance or repricing.

                                      36

Consolidated Statement of Income (Five Quarters)
The Chase Manhattan Corporation and Subsidiaries

                                                                  1995                                 1994
                                                                             -----------------------------------------------------
($ in millions, except per share data)                         1st Quarter   4th Quarter   3rd Quarter   2nd Quarter   1st Quarter
                                                               -----------   -----------   -----------   -----------   -----------
Interest Revenue
  Interest and Fees On Loans. . . . . . . . . . . . . . . . .     $1,409        $1,341         $1,252        $1,376      $1,301
  Interest On Deposits Placed With Banks. . . . . . . . . . .        143           133            108           127         130
  Interest and Dividends on Investment Securities:
    Held to Maturity. . . . . . . . . . . . . . . . . . . . .         32            32             29            42          41
    Available for Sale. . . . . . . . . . . . . . . . . . . .         94            92             90           178         165
  Interest On Federal Funds Sold and Securities Purchased
    Under Resale Agreements . . . . . . . . . . . . . . . . .        250           228            233           490         326
  Interest On Trading Account Assets. . . . . . . . . . . . .        114           121             89            92         119
                                                                  ------        ------         ------        ------      ------
   Total Interest Revenue                                          2,042         1,947          1,801         2,305       2,082
                                                                  ------        ------         ------        ------      ------
 Interest Expense
  Deposits. . . . . . . . . . . . . . . . . . . . . . . . . .        650           609            538           654         525
  Federal Funds Purchased and Securities Sold Under
    Repurchase Agreements . . . . . . . . . . . . . . . . . .        294           256            203           176         124
  Commercial Paper. . . . . . . . . . . . . . . . . . . . . .         26            23             16            17          13
  Other Short-Term Borrowings . . . . . . . . . . . . . . . .         93            72             52           463         393
  Intermediate- and Long-Term Debt. . . . . . . . . . . . . .         94            83             76            77          76
                                                                  ------        ------         ------        ------      ------
    Total Interest Expense                                         1,157         1,043            885         1,387       1,131
                                                                  ------        ------         ------        ------      ------
Net Interest Revenue                                                 885           904            916           918         951
Provision for Possible Credit Losses                                  65            90            100           150         160
                                                                  ------        ------         ------        ------      ------
Net Interest Revenue After Provisions for Possible
  Credit Losses                                                      820           814            816           768         791
                                                                  ------        ------         ------        ------      ------
Other Operating Revenue
Fees and Commissions. . . . . . . . . . . . . . . . . . . . .        469           492            458           480         446
  Foreign Exchange Trading Revenue. . . . . . . . . . . . . .         92            67             50            78          85
  Trading Account Revenue (Losses). . . . . . . . . . . . . .        (48)          (35)           138            73          94
  Investment Securities Gains . . . . . . . . . . . . . . . .         24            11             15             1          79
  Other Revenue . . . . . . . . . . . . . . . . . . . . . . .        135           137             66           168         149
                                                                  ------        ------         ------        ------      ------
Total Other Operating Revenue                                        672           672            727           800         853
                                                                  ------        ------         ------        ------      ------
Other Operating Expenses
  Salaries and Employee Benefits:
    Salaries. . . . . . . . . . . . . . . . . . . . . . . . .        451           475            464           418         415
    Employee Benefits . . . . . . . . . . . . . . . . . . . .        145           281            122           118         129
                                                                  ------        ------         ------        ------      ------
                                                                     596           756            586           536         544
    Net Occupancy . . . . . . . . . . . . . . . . . . . . . .         93            98             98            98         100
    Equipment Rentals, Depreciation and Maintenance . . . . .         83            85             77            74          71
    Other Expenses. . . . . . . . . . . . . . . . . . . . . .        306           336            306           365         342
                                                                  ------        ------         ------        ------      ------
      Total Other Operating Expenses                               1,078         1,275          1,067         1,073       1,057
                                                                  ------        ------         ------        ------      ------
    Income Before Taxes. . . . . . . . . . . . . . . . . . .         414           211            476           495         587
    Applicable Income Taxes (Benefits) . . . . . . . . . . .         154           (18)           171           188         223
                                                                  ------        ------         ------        ------      ------
Net Income                                                        $  260        $  229         $  305        $  307      $  364
                                                                  ------        ------         ------        ------      ------
Net Income Applicable to Common Stock                             $  229        $  198         $  274        $  272      $  333
                                                                  ------        ------         ------        ------      ------
Average Common and Common Equivalent Shares
  Outstanding (in millions)                                        178.1         179.8          184.4         186.2       185.4
                                                                  ------        ------         ------        ------      ------
Primary Earnings Per Common Share                                 $ 1.29        $ 1.10         $ 1.49        $ 1.46      $ 1.80
                                                                  ------        ------         ------        ------      ------
Cash Dividends Declared Per Common Share                          $  .40        $  .40         $  .40        $  .33      $  .33
                                                                  ------        ------         ------        ------      ------

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

           Exhibit 11

           Statement re: Computation of Earnings Per Common Share

           Exhibit 12

           Statement re: Computation of Ratios of Earnings to Fixed Charges

           Exhibit 27

           Statement re: Financial Data Schedule for the three months ended March 31, 1995

      (b)  Report on Form 8-K

           The registrant filed the following reports on Form 8-K during the quarter ended March 31, 1995:


        Date of
        Report      Items Reported

        1/17/95  -  The items reported by the Registrant in this Current
                    Report on Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statements, Pro forma Financial Information and Exhibits). The following financial statements of Registrant were filed therewith:

                        (i) Statement of Condition of The Chase Manhattan
                            Corporation at December 31, 1994 and 1993.

                       (ii) Statement of Income of The Chase Manhattan
                            Corporation for the quarters and years ended
                            December 31, 1994 and 1993.

                      (iii) Summary of Changes in Stockholders Equity of The
                            Chase Manhattan Corporation for the twelve months ended December 31, 1994 and 1993.

                       (iv) Statement of Condition of The Chase Manhattan Bank,
                            N.A. at December 31, 1994 and 1993.

         1/17/95 -- The items reported by the Registrant in this Current
                    Report on Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statements, Pro forma Financial Information and Exhibits) relating to the Registrant's issuance and sale of $150,000,000 aggregate principal amount of 8.80% Subordinated Notes Due 2000.

         1/26/95 -- The items reported by the Registrant in this Current
                    Report on Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statements, Pro forma Financial Information and Exhibits) relating to the Registrant's issuance and sale of $100,000,000 aggregate principal amount of 9.05% Subordinated Notes Due 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE CHASE MANHATTAN CORPORATION
                                   (Registrant)


  Date:  May 15, 1995              By:    /s/ LESTER J. STEPHENS, JR.
                                          -------------------------------------
                                          Lester J. Stephens, Jr.
                                          (Senior Vice President and Controller)

                                  EXHIBIT INDEX

EXHIBIT    DOCUMENT                                                                             PAGE
10M        Amended list of Executive Officers who have entered into termination agreements
           with the Company                                                                      41

11         Statement re:  Computation of Earnings Per Common Share for the
           quarters ended March 31, 1995 and 1994                                                42

12         Statement re:  Computation of Ratios of Earnings to Fixed Charges for the
           quarters ended March 31, 1995 and 1994 and for each of the five
           years in the period ended December 31, 1994                                           43

27         Financial Data Schedule for the three months ended March 31, 1995                     44

                  EDGAR Graphics Appendix

Pursuant to Regulation S-T Item 304, the following is a description of the graphic image material identified in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations by the word [Graph] followed by the number of the graphic or image.


Graphic Number         Page         Description
- --------------         ----         -----------
1.                     11           Bar graph entitled, "Global Financial Services - Revenue by Product
                                    ($ in millions)" showing the following revenue amounts in separate bars by product for the first quarter 1995  and 1994, respectively:  Transaction & Information Services - 279 and 283;
                                    Trading - 94 and 223; Loan Portfolio - 165 and 183; Investment Banking - 145 and 147; Individual
                                    Investment Services - 93 and 87; and Product Revenue Overlap & Other - (36) and (34).

2.                     12           Bar graph entitled, "Retail Businesses - Revenue by Product ($ in millions)", showing the following revenue amounts in separate bars by product for the first quarter 1995 and 1994, respectively:  Credit Card - 316 and 351; Consumer Deposit Products - 169 and 171; Business
                                    Services - 116 and 107; Mortgage - 98 and 81; and Other Retail Products - 75 and 87.


3.                     16           Bar graph entitled "Cumulative Interest Rate Gaps March 31, 1995 $ in billions" showing the net assets or net liabilities, in separate bars titled including derivatives and excluding derivatives, respectively, for the following periods:  net assets of 9.1 and 5.3, for 1-3 months; net assets of 6.4 and 0.1, for 3- 9 months; net assets of 2.3 and net liabilities of
                                    6.1, for 1996; net liabilities of 1.1 and 9.5, for 1997; net liabilities of 6.4 and 11.8, for
                                    1998; net liabilities of 9.9 and 13.5, for 1999; net liabilities of 8.3 and 11.2,  for 2000 and net liabilities of 7.5 and 10.4, for 2001.
