Form 10-Q
period 1995-06-30
CHASE MANHATTAN CORP
filed 1995-08-14
CIK 19489

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: JUNE 30, 1995

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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
                                             -----  -----
       The number of shares outstanding of the registrant's common stock was 174,458,341 at June 30, 1995.

                        Exhibit Index Located on Page 41
--------------------------------------------------------------------------------

The Chase Manhattan Corporation
June 30, 1995 Form 10-Q

TABLE OF CONTENTS

PART I. -           FINANCIAL INFORMATION.............................................................   3

Item 1.             FINANCIAL STATEMENTS..............................................................   3

                    The Chase Manhattan Corporation and Subsidiaries:
                    Consolidated Statement of Condition...............................................   4
                    Consolidated Statement of Income..................................................   5
                    Consolidated Statement of Changes in Stockholders' Equity.........................   6
                    Consolidated Statement of Cash Flows..............................................   7
                    Notes to Consolidated Financial Statements........................................   8

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS...............................................   9

                    Comparative Financial Information:
                    Financial Ratios..................................................................  26
                    Stockholder Data..................................................................  26
                    The Chase Manhattan Bank, N.A. and Subsidiaries Consolidated
                         Statement of Condition.......................................................  27
                    Average Balances, Interest and Average Rates - Taxable Equivalent.................  28
                    Investment Securities.............................................................  32
                    Average Loan Balances.............................................................  34
                    Analysis of Credit Loss Experience................................................  34
                    Intermediate- and Long-Term Debt..................................................  35
                    Consolidated Statement of Income (Five Quarters)..................................  36

PART II. -          OTHER INFORMATION.................................................................  37

Item 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................  37

Item 6.             EXHIBITS AND REPORTS ON FORM 8-K..................................................  38

SIGNATURE.............................................................................................  40

EXHIBIT INDEX ........................................................................................  41

PART I. -- FINANCIAL INFORMATION

Item 1. Financial Statements

The Consolidated Statement of Condition of The Chase Manhattan Corporation (the Company) and its subsidiaries (the Corporation or Chase) at June 30, 1995, December 31, 1994 and June 30, 1994, the Consolidated Statement of Income for the quarters and six months ended June 30, 1995 and 1994, the Consolidated Statement of Changes in Stockholders' Equity for the six months ended June 30, 1995 and 1994 and the Consolidated Statement of Cash Flows for the six months ended June 30, 1995 and 1994 are set forth on the following pages.

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

  Throughout this report, the term Corporation refers to The Chase Manhattan Corporation and its direct and indirect subsidiaries, including the following mentioned in this report: The Chase Manhattan Bank, N.A. (the Bank), The Chase Manhattan Bank (USA) (Chase USA) and The Chase Manhattan Bank of Maryland (Chase Maryland). The term banking subsidiaries, as used in this report, includes any of the following commercial banks: the Bank, Chase USA, Chase Maryland, The Chase Manhattan Bank of New Jersey, N.A. and The Chase Manhattan Private Bank (Florida), N.A. The term Bank, as used in this report, refers to The Chase Manhattan Bank, N.A. and its subsidiaries, including Chase Manhattan Overseas Banking Corporation, which holds investments in overseas commercial banking and financial services subsidiaries. The term nonbanking subsidiaries, as used in this report, refers to subsidiaries of the Company not chartered as commercial banks that are engaged in investment banking, mortgage banking, commercial and consumer financing and other financial services.

Consolidated Statement of Condition
The Chase Manhattan Corporation and Subsidiaries

                                                                                           June 30,       December 31,     June 30,
($ in millions)                                                                              1995            1994            1994
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and Due from Banks ............................................................       $  4,309        $  4,713        $  4,937
Interest-Bearing Deposits Placed with Banks ........................................          6,623           6,791           5,968
Federal Funds Sold and Securities Purchased Under Resale Agreements ................          8,722           7,280           6,986
Trading Account Assets .............................................................         16,699          15,109          20,939
Investment Securities:
   Held to Maturity (Market Value of $2,008, $2,054 and $1,647, Respectively) ......          2,004           2,084           1,651
   Available for Sale ..............................................................          5,106           5,135           5,475
------------------------------------------------------------------------------------------------------------------------------------
Total Investment Securities ........................................................          7,110           7,219           7,126
Loans ..............................................................................         64,239          63,038          60,482
Reserve for Possible Credit Losses .................................................         (1,416)         (1,414)         (1,435)
Customers' Liability on Acceptances ................................................            960             520             633
Accrued Interest Receivable ........................................................          1,195           1,276             901
Premises and Equipment .............................................................          1,940           1,895           1,791
Other Assets .......................................................................          8,375           7,611           6,167
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                               $118,756        $114,038        $114,495
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Deposits:
   Domestic Offices:
     Noninterest-Bearing ...........................................................       $ 11,293        $ 11,990        $ 11,835
     Interest-Bearing ..............................................................         20,897          21,264          23,459
   Overseas Offices:
     Noninterest-Bearing ...........................................................          3,024           2,320           2,859
     Interest-Bearing ..............................................................         33,068          34,382          30,755
------------------------------------------------------------------------------------------------------------------------------------
Total Deposits .....................................................................         68,282          69,956          68,908
Federal Funds Purchased and Securities Sold Under Repurchase Agreements ............         12,519           9,312           7,032
Commercial Paper ...................................................................          1,700           1,766           1,487
Other Short-Term Borrowings ........................................................          2,360           2,884           2,631
Trading Account Liabilities ........................................................         11,787           9,664          14,052
Acceptances Outstanding ............................................................            967             525             644
Accrued Interest Payable ...........................................................            686             651             471
Accounts Payable, Accrued Expenses and Other Liabilities ...........................          6,318           5,851           5,852
Intermediate- and Long-Term Debt ...................................................          5,568           5,070           4,825
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                           110,187         105,679         105,902
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
   Nonredeemable Preferred Stock (Without Par Value, 56,000,000,
     56,000,000 and 60,539,738 Shares Outstanding, Respectively)....................          1,400           1,400           1,627
   Common Stock ($2.00 Par Value):
                                    6/30/95          12/31/94        6/30/94
                                 -----------       -----------     -----------
     Number of Shares:
       Authorized                500,000,000       500,000,000     500,000,000
       Issued                    186,958,341       185,674,178     185,052,955
       Outstanding               174,458,341       177,174,178     185,052,955......            374             371             370
   Surplus .........................................................................          3,982           3,949           3,935
   Net Unrealized Gains (Losses) on Investment Securities--Available for Sale.......             (7)            (35)              9
   Retained Earnings ...............................................................          3,309           2,980           2,652
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                                         9,058           8,665           8,593
   Less:  Treasury Stock at Cost (12,500,000, 8,500,000 and No Shares,
     Respectively)                                                                              489             306            --
------------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                    8,569           8,359           8,593
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                                 $118,756        $114,038        $114,495
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes on page 8 are an integral part of the financial statements.

Consolidated Statement of Income
The Chase Manhattan Corporation and Subsidiaries

                                                                                                 Quarter Ended     Six Months Ended
                                                                                                    June 30,            June 30,
                                                                                             ---------------------------------------
($ in millions, except per common share data)                                                  1995       1994      1995       1994
------------------------------------------------------------------------------------------------------------------------------------
Interest Revenue
Interest and Fees on Loans .............................................................     $1,474     $1,376     $2,883     $2,677
Interest on Deposits Placed with Banks .................................................        151        127        294        257
Interest and Dividends on Investment Securities:
   Held to Maturity ....................................................................         31         42         63         83
   Available for Sale ..................................................................         85        178        179        343
Interest on Federal Funds Sold and Securities Purchased Under Resale Agreements ........        269        490        519        815
Interest on Trading Account Assets .....................................................         98         92        212        211
------------------------------------------------------------------------------------------------------------------------------------
Total Interest Revenue                                                                        2,108      2,305      4,150      4,386
------------------------------------------------------------------------------------------------------------------------------------
Interest Expense
Deposits ...............................................................................        664        654      1,314      1,178
Federal Funds Purchased and Securities Sold Under Repurchase Agreements ................        306        176        600        300
Commercial Paper .......................................................................         28         17         54         30
Other Short-Term Borrowings ............................................................        128        463        221        856
Intermediate- and Long-Term Debt .......................................................        100         77        194        153
------------------------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                                                        1,226      1,387      2,383      2,517
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue ...................................................................        882        918      1,767      1,869
Provision for Possible Credit Losses ...................................................         75        150        140        310
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue After Provisions for Possible Credit Losses                                807        768      1,627      1,559
------------------------------------------------------------------------------------------------------------------------------------
Other Operating Revenue
Fees and Commissions ...................................................................        483        480        952        926
Foreign Exchange Trading Revenue .......................................................         60         78        152        163
Trading Account Revenue ................................................................         75         73         27        168
Investment Securities Gains ............................................................          2          1         26         80
Other Revenue ..........................................................................        130        168        265        318
------------------------------------------------------------------------------------------------------------------------------------
Total Other Operating Revenue                                                                   750        800      1,422      1,655
------------------------------------------------------------------------------------------------------------------------------------
Other Operating Expenses
Salaries and Employee Benefits:
   Salaries ............................................................................        453        418        904        833
   Employee Benefits ...................................................................        146        118        291        247
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                599        536      1,195      1,080
Net Occupancy ..........................................................................         89         98        182        199
Equipment Rentals, Depreciation and Maintenance ........................................         85         74        168        145
Other Expenses .........................................................................        331        365        637        707
------------------------------------------------------------------------------------------------------------------------------------
Total Other Operating Expenses                                                                1,104      1,073      2,182      2,131
------------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes ....................................................................        453        495        867      1,083
Applicable Income Taxes ................................................................        172        188        326        412
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                   $  281     $  307     $  541     $  671
------------------------------------------------------------------------------------------------------------------------------------
Net Income Applicable to Common Stock                                                        $  250     $  272     $  480     $  606
------------------------------------------------------------------------------------------------------------------------------------
Average Common and Common Equivalent Shares Outstanding (in millions) ..................      180.7      186.2      179.5      185.6
Primary Earnings Per Common Share Based on Average Shares Outstanding ..................     $ 1.38     $ 1.46     $ 2.67     $ 3.27
------------------------------------------------------------------------------------------------------------------------------------
Cash Dividends Declared Per Common Share ...............................................     $ 0.45     $ 0.33     $ 0.85     $ 0.66
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes on page 8 are an integral part of the financial statements.

Consolidated Statement of Changes in Stockholders' Equity
The Chase Manhattan Corporation and Subsidiaries


                                                                                                           Six Months Ended June 30,
                                                                                                           -------------------------
($ in millions)                                                                                                 1995           1994
------------------------------------------------------------------------------------------------------------------------------------
Nonredeemable Preferred Stock
Balance at Beginning of Year (56,000,000 and 51,439,738  Shares, Respectively) .......................        $1,400         $1,399
   Issuance of Preferred Stock Series N (9,100,000 Shares) ...........................................          --              228
------------------------------------------------------------------------------------------------------------------------------------
Balance at End of Period (56,000,000 and 60,539,738 Shares, Respectively)                                      1,400          1,627
------------------------------------------------------------------------------------------------------------------------------------
Common Stock
Balance at Beginning of Year (185,674,178 and 184,290,491 Shares, Respectively) ......................           371            369
   Shares Issued Pursuant to Dividend Reinvestment and Stock Purchase Plan
     (188,105 and 316,924 Shares, Respectively) ......................................................             1           --
   Shares Issued Pursuant to Stock Option and Incentive Plans (1,090,204 and 444,146 Shares,
     Respectively)....................................................................................             2              1
   Shares Issued Pursuant to Stock Warrants (5,854 and 1,394 Shares, Respectively) ...................          --             --
------------------------------------------------------------------------------------------------------------------------------------
Balance at End of Period (186,958,341 and 185,052,955 Shares, Respectively)                                      374            370
------------------------------------------------------------------------------------------------------------------------------------
Surplus
Balance at Beginning of Year .........................................................................         3,949          3,922
   Shares Issued Pursuant to Dividend Reinvestment and Stock Purchase Plan ...........................             6             10
   Shares Issued Pursuant to Stock Option and Incentive Plans ........................................            27              9
   Other .............................................................................................          --               (6)
------------------------------------------------------------------------------------------------------------------------------------
Balance at End of Period                                                                                       3,982          3,935
------------------------------------------------------------------------------------------------------------------------------------
Net Unrealized Gains (Losses) on Investment Securities--Available for Sale
Balance at Beginning of Year .........................................................................           (35)           264
   Net Change in Unrealized Gains (Losses) on Investment Securities--Available for Sale (Net of
     Deferred Tax (Benefits) of $11 and $(177), Respectively) ........................................            28           (255)
------------------------------------------------------------------------------------------------------------------------------------
Balance at End of Period                                                                                          (7)             9
------------------------------------------------------------------------------------------------------------------------------------
Retained Earnings
Balance at Beginning of Year .........................................................................         2,980          2,168
   Net Income ........................................................................................           541            671
   Cash Dividends:
     Nonredeemable Preferred Stock ...................................................................           (61)           (65)
     Common Stock ....................................................................................          (151)          (122)
------------------------------------------------------------------------------------------------------------------------------------
Balance at End of Period (Includes Foreign Exchange Translation Adjustments of $12 and $12,
  Respectively)                                                                                                3,309          2,652
------------------------------------------------------------------------------------------------------------------------------------
Treasury Stock
Balance at Beginning of Year (8,500,000 Shares and No Shares, Respectively) ..........................          (306)          --
   Purchases (4,000,000 Shares and No Shares, Respectively) ..........................................          (183)          --
------------------------------------------------------------------------------------------------------------------------------------
Balance at End of Period (12,500,000 Shares and No Shares, Respectively)                                        (489)          --
------------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                                    $8,569         $8,593
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes on page 8 are an integral part of the financial statements.

Consolidated Statement of Cash Flows
The Chase Manhattan Corporation and Subsidiaries


                                                                                                           Six Months Ended June 30,
                                                                                                           -------------------------
($ in millions)                                                                                                 1995          1994
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income .............................................................................................       $  541        $  671
Adjustments to Reconcile Net Income to Net Cash Provided  by Operating Activities:
   Provision for Possible Credit Losses ................................................................          140           310
   Depreciation and Amortization of Premises and Equipment .............................................          146           134
   Accretion and Amortization ..........................................................................           99            61
   Other Real Estate Valuation Losses ..................................................................           --           104
   Deferred Income Taxes (Benefits) ....................................................................         (167)          204
   Net Gains on Sales of Assets ........................................................................         (290)         (371)
Net (Increase) Decrease in Operating Assets:
   Trading Account Assets ..............................................................................        1,027        (1,181)
   Accrued Interest Receivable .........................................................................           80           (30)
   Other Assets ........................................................................................          527            35
Net Increase (Decrease) in Operating Liabilities:
   Trading Account Liabilities .........................................................................         (637)          949
   Accrued Interest Payable ............................................................................           35            55
   Accounts Payable, Accrued Expenses and Other Liabilities ............................................         (665)        1,207
Other--Net .............................................................................................          203           228
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                                       1,039         2,376
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
Net (Increase) Decrease in Interest-Bearing Deposits Placed with Banks .................................          414          (506)
Net Increase in Federal Funds Sold and Securities Purchased Under Resale Agreements ....................       (1,446)         (401)
Investment Securities--Held to Maturity:
   Payments for Purchases ..............................................................................         (182)         (600)
   Proceeds from Maturities, Calls and Prepayments .....................................................          308           340
Investment Securities--Available for Sale
   Payments for Purchases ..............................................................................       (1,807)       (2,873)
   Proceeds from Sales .................................................................................        1,201         4,086
   Proceeds from Maturities, Calls and Prepayments .....................................................          897           860
Loans:
   Net Increase in Loans Made to Customers .............................................................       (9,235)       (5,253)
   Payments for Purchases ..............................................................................       (1,628)       (3,995)
   Proceeds from Sales and Securitizations .............................................................        9,739         9,038
Net Purchases of Premises and Equipment ................................................................         (191)         (143)
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Investing Activities                                                               (1,930)          553
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
Net Decrease in Deposits ...............................................................................       (2,189)       (3,245)
Net Increase (Decrease) in Federal Funds Purchased and Securities Sold Under Repurchase Agreements .....        3,137          (862)
Net Increase (Decrease) in Commercial Paper ............................................................          (66)           22
Net Increase (Decrease) in Other Short-Term Borrowings .................................................         (536)          775
Intermediate- and Long-Term Debt:
   Proceeds from Issuance ..............................................................................          690           300
   Repayments ..........................................................................................         (202)       (1,133)
Stockholders' Equity:
   Cash Dividends ......................................................................................         (212)         (187)
   Proceeds from Issuance of Nonredeemable Preferred Stock .............................................           --           222
   Proceeds from Issuance of Common Stock ..............................................................           36            20
   Purchase of Treasury Stock ..........................................................................         (183)           --
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Financing Activities                                                                  475        (4,088)
------------------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                                                                            12            28
------------------------------------------------------------------------------------------------------------------------------------
Net Decrease in Cash and Due from Banks                                                                          (404)       (1,131)
------------------------------------------------------------------------------------------------------------------------------------
Cash and Due from Banks at Beginning of Year                                                                    4,713         6,068
------------------------------------------------------------------------------------------------------------------------------------
Cash and Due from Banks at End of Period                                                                       $4,309        $4,937
------------------------------------------------------------------------------------------------------------------------------------
Cash Paid for:
   Interest ............................................................................................       $2,347        $2,462
   Income Taxes ........................................................................................          164            11
Noncash Investing and Financing Activities:
   Net Loan Transfers to Other Real Estate .............................................................       $   33        $  153
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes on page 8 are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Chase Manhattan Corporation and Subsidiaries

NOTE 1.  REGULATORY LIMITATIONS

The Company's ability to pay dividends on its preferred and common stock is derived from several sources, including, among other sources, dividends from the Bank, Chase USA, Chase Maryland and the Company's nonbanking subsidiaries. As discussed below, the ability of the Company's banking subsidiaries to pay dividends is subject to certain restrictions. On July 19, 1995, the Board of Directors of the Company declared a quarterly dividend of $.45 per common share, payable on August 15, 1995.

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

   At June 30, 1995, under the more restrictive of these limitations, the Bank could declare dividends during the remainder of 1995 of approximately $1.3 billion, combined with an additional amount equal to its net income from June 30, 1995 up to the date of any dividend declaration. Under applicable state and federal laws, Chase USA and Chase Maryland could declare dividends during the remainder of 1995 of approximately $1.2 billion and $22 million, respectively, combined with an additional amount equal to their respective retained net profits from June 30, 1995 up to the date of any dividend declaration. The payment of dividends by bank holding companies and their banking subsidiaries may also be limited by other factors, including applicable regulatory capital guidelines and leverage limitations.

   At June 30, 1995, the capital ratios of all of the Company's banking subsidiaries exceeded the minimum capital ratios required of a "well capitalized" institution as defined in the prompt corrective action rule under to the Federal Deposit Insurance Corporation Improvement Act of 1991.

NOTE 2.  RESERVE FOR POSSIBLE CREDIT LOSSES

The Reserve for Possible Credit Losses provides for risks of losses inherent in the credit extension process. This reserve is a general reserve, available to absorb losses related to the total loan portfolio and other extensions of credit, including derivative contracts and off-balance sheet commitments, such as commitments to extend credit, guarantees and standby letters of credit. The reserve is increased by provisions for possible credit losses charged to expense and decreased by charge-offs, net of recoveries. Charge-offs are recorded when, in the judgment of Management, an extension of credit is deemed uncollectible, in whole or in part.

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

   Effective January 1, 1995, Chase adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS 114 applies only to impaired loans, with the exception of groups of smaller-balance homogeneous loans that are collectively evaluated for impairment (generally consumer loans). A loan is defined as impaired by SFAS 114 if, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. Generally, Chase applies SFAS 114 to nonaccrual loans, with the exception of nonaccrual consumer loans which are collectively evaluated for impairment.

   SFAS 114 requires that a portion of the overall reserve for possible credit losses related to impaired loans be determined based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Chase generally evaluates impairment based on discounted cash flows. If, however, an impaired loan is collateral dependent (mainly commercial real estate loans), the fair value of the collateral is used to evaluate impairment. Prior to the adoption of SFAS 114, Chase's methodology for determining the adequacy of the reserve for possible credit losses did not incorporate the concept of the time value of money and expected future interest cash flows. In addition, SFAS 114 modifies the accounting for in-substance foreclosures (ISF). A collateralized loan is now considered an ISF and reclassified to Other Assets only when a creditor has taken physical possession of the collateral regardless of whether formal foreclosure proceedings have taken place. However, SFAS 114 did not affect Chase's charge-off policy.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INDEX

Earnings Analysis
     Overview........................................................................................................  10
     Business Operations.............................................................................................  10
     Net Interest Revenue--Taxable Equivalent Basis..................................................................  13
     Provision for Possible Credit Losses............................................................................  13
     Other Operating Revenue.........................................................................................  13
     Other Operating Expenses........................................................................................  14
     Provision for Income Taxes......................................................................................  14
Asset/Liability Management
     Investment Securities...........................................................................................  15
     Liquidity Risk Management.......................................................................................  15
     Interest Rate Risk Management...................................................................................  16
Trading Activities...................................................................................................  18
Fair Value Disclosures...............................................................................................  21
Capital Management...................................................................................................  21
Credit Risk Management
     Loan Composition................................................................................................  22
     Consumer Loans..................................................................................................  22
     Wholesale Loans.................................................................................................  23
     Reserve for Possible Credit Losses..............................................................................  24
     Net Loan Charge-offs and Annualized Credit Loss Experience Ratios...............................................  24
     Nonaccrual, Restructured and Past Due Outstandings and Domestic Other Real Estate (ORE) Acquired................  25



EARNINGS ANALYSIS

------------------------------------------------------------------------------------------------------------------------------------
EARNINGS SUMMARY AND SELECTED FINANCIAL RATIOS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    Second Quarter                     Six Months
                                                                               -----------------------------------------------------
($ in millions, except per share data)                                            1995            1994             1995        1994
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue.................................................           $  882          $  918           $1,767       $1,869
Provision for Possible Credit Losses.................................               75             150              140          310
Other Operating Revenue:
   Fees and Commissions..............................................              483             480              952          926
   Other Revenue.....................................................              267             320              470          729
Other Operating Expenses.............................................            1,104           1,073            2,182        2,131
------------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes..................................................              453             495              867        1,083
Applicable Income Taxes .............................................              172             188              326          412
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                      $  281          $  307           $  541       $  671
------------------------------------------------------------------------------------------------------------------------------------
Selected Financial Ratios
   Net Income Per Common Share.......................................           $ 1.38          $ 1.46           $ 2.67       $ 3.27
Return on Average Common Stockholders' Equity........................            14.2%           16.1%            13.8%        18.1%
   Return on Average Total Assets....................................             .88%           1.03%             .87%        1.15%
Book Value (Period End)
   Common Stockholders' Equity per Common Share......................           $41.09          $37.64
------------------------------------------------------------------------------------------------------------------------------------

OVERVIEW

The Corporation reported second quarter 1995 net income of $281 million ($1.38 per share), up from $260 million ($1.29 per share) for first quarter 1995 and down from $307 million ($1.46 per share) for second quarter 1994. Net income for the second quarter of 1994 included a $36 million after-tax gain from the sale of Chase Bank of Arizona (Chase Arizona), a domestic banking subsidiary. Excluding this gain, net income increased for second quarter 1995 over the same period last year.

Second quarter 1995 business highlights:

- Corporate finance activity generated record investment banking fees of $79 million and equity gains of $83 million.

- Combined trading and trading-related revenue of $207 million was up substantially from first quarter 1995, reflecting the turnaround in international capital markets activity and demand for derivative products.

- Growth in consumer loans was distributed across all the businesses -- credit card, auto finance and mortgage compared with prior quarters.

- Asset quality continued to be strong and the credit loss provision of $75 million was $10 million higher than first quarter 1995, but $75 million lower than the same period last year.

- Operating expenses, adjusted for restructuring charges incurred during the quarter, were essentially level with the first quarter 1995.

-     Headcount was further reduced during the quarter by 1,515.

   For the first six months of 1995, Chase reported net income of $541 million ($2.67 per share), compared with $671 million ($3.27 per share) for the same period in 1994.

BUSINESS OPERATIONS

As discussed on pages 27 to 31 of the 1994 Annual Report, Chase is a global financial services company with a strong and diversified domestic base. Chase serves customers through two core franchises: global financial services and U.S. retail financial services. Global Financial Services serves the financial needs of wholesale issuer and investor clients through integrated delivery of global products and services. Retail businesses provide individuals nationwide with consumer credit products and other financial services. In New York, New Jersey and Connecticut, Chase also serves the broad banking requirements of individuals and small-to-medium-sized businesses. Unallocated Corporate Items includes Real Estate Finance, which manages Chase's discontinued commercial real estate activities, LDC Portfolio Management, which oversees Chase's remaining portfolio of previously refinanced LDC assets, and other corporate items not allocated to specific business units.

   A summary of financial results of business operations follows. Additional information on each of the core businesses is provided on the following pages.

====================================================================================================================================
                                                                Net Income                        Return on Allocated Equity
                                               -------------------------------------------------------------------------------------
                                                 Second Quarter           Six Months           Second Quarter         Six Months
                                               -------------------------------------------------------------------------------------
 ($ in millions)                                1995        1994        1995       1994      1995       1994       1995       1994
------------------------------------------------------------------------------------------------------------------------------------
Global Financial Services ...............       $176        $157        $294       $378      15.7%      17.0%      12.7%      21.0%
Retail Businesses .......................        115         183         230        323      15.6       31.3       16.0       27.7
Unallocated Corporate Items .............        (10)        (33)         17        (30)      N/M        N/M        N/M        N/M
------------------------------------------------------------------------------------------------------------------------------------
   Total                                        $281        $307        $541       $671      14.2%      16.1%      13.8%      18.1%
------------------------------------------------------------------------------------------------------------------------------------

N/M - Not meaningful

For the second quarter of 1995, Global Financial Services (GFS) reported net income of $176 million, up 12% from $157 million for second quarter 1994. The favorable change was due to higher revenues from corporate finance and trading activities and credit recoveries.

   For the first six months of 1995, GFS reported net income of $294 million, down 22% from $378 million for the same period last year. This decline was due to substantially lower trading revenues, principally related to emerging markets trading, and higher expenses associated with business investments made largely during the latter part of 1994.

   For the second quarter of 1995, net income for the Retail businesses was $115 million, down 37% from $183 million for second quarter 1994. Excluding the one time gain on sale of Chase Arizona in the second quarter of 1994, net income declined, principally due to lower margins and the cost of aggressive marketing initiatives in the credit card business.

   For the first six months of 1995, Retail businesses reported net income of $230 million, down 29% from $323 million reported for the same period last year. This change was primarily due to competitive pressures in the credit card business and the industry-wide decline in mortgage originations compared with the prior year period.

GLOBAL FINANCIAL SERVICES

====================================================================================================================================
                                                                                 Second Quarter                      Six Months
                                                                            --------------------------------------------------------
($ in millions)                                                             1995                1994               1995        1994
------------------------------------------------------------------------------------------------------------------------------------
Total Revenue................................................               $858                $801             $1,601       $1,690
Allocated Credit Loss Provision..............................                 (3)                 18                (21)          39
Total Expenses...............................................                584                 536              1,157        1,049
Net Income ..................................................                176                 157                294          378
------------------------------------------------------------------------------------------------------------------------------------
Return on Average Assets.....................................               .86%                .84%               .74%        1.05%
Return on Allocated Equity...................................              15.7%               17.0%              12.7%        21.0%
------------------------------------------------------------------------------------------------------------------------------------

                                  [GRAPH 1]


For the second quarter of 1995, total revenue for GFS of $858 million was up $57 million, or 7%, from the comparable 1994 period.

- In the transaction and information services businesses, payments and trade volumes, and revenue were up over 1994 levels, however, custody fee revenue declined. While custody assets continue to increase, current custody fees, based in part on the prior quarters' securities values, do not yet fully reflect the turnaround in emerging markets or recent business growth.

- Trading and related net interest revenue for the second quarter of 1995 was higher than the comparable 1994 period, reflecting higher revenue from foreign exchange, and interest rate and commodity derivatives.

- Investment banking revenue increased 31% from the prior year quarter, to $166 million. Results included record investment banking fees of $79 million, reflecting increased capital raising activity, primarily for clients in specialized industries around the world. Also included are equity gains of $83 million, higher than last year's second quarter.

- Revenue from the loan portfolio increased slightly, principally due to an increase in average wholesale loans associated with higher global underwriting and syndications activity.

- Individual investment services revenue improved as compared with the second quarter 1994, principally due to fees linked to higher fixed income markets.

   For the first six months of 1995, total revenue for GFS of $1,601 million was down $89 million, or 5%, from the comparable 1994 period. This change was largely due to the adverse conditions in the emerging markets and their impact on trading revenue during first quarter 1995.

   Asset quality measures within GFS businesses continue to be strong. The second quarter and first six months of 1995 results reflect negative allocated credit loss provisions of $(3) million and $(21) million, respectively, resulting from net recoveries in these periods, versus allocated credit loss provisions of $18 million and $39 million, in the comparable prior year periods.

   GFS total expenses of $584 million were up $48 million, or 9%, from second quarter 1994 levels. GFS expenses in the first six months of 1995 reflect business investments made largely during the second half of 1994, notably in the transaction and information services businesses and in Global Markets. Productivity initiatives announced at year-end 1994 continued to benefit results in the second quarter of 1995, with net reductions in headcount of 725 from year-end 1994. GFS total expenses of $1,157 million for the first six months of 1995 were up $108 million, or 10%, from the first six months of 1994 levels, reflecting business investments mentioned above.

RETAIL BUSINESSES

====================================================================================================================================
                                                                                 Second Quarter                       Six Months
                                                                           ---------------------------------------------------------
($ in millions)                                                             1995                1994               1995         1994
------------------------------------------------------------------------------------------------------------------------------------
Total Revenue................................................               $773                $865             $1,553       $1,662
Allocated Credit Loss Provision..............................                 96                  98                192          196
Total Expenses...............................................                487                 478                980          942
Net Income ..................................................                115                 183                230          323
------------------------------------------------------------------------------------------------------------------------------------
Return on Average Assets.....................................              1.05%               1.85%              1.06%        1.64%
Return on Allocated Equity...................................              15.6%               31.3%              16.0%        27.7%
------------------------------------------------------------------------------------------------------------------------------------


                                  [GRAPH 2]



For the second quarter of 1995, total revenue for the Retail businesses of $773 million was $92 million, or 11%, lower than second quarter 1994.

- The credit card product revenue was $312 million in the second quarter of 1995, down $31 million from the comparable 1994 period. Competitive repricing of credit cards reduced net interest revenue; however, managed receivables grew $1 billion year-over-year due to new products and aggressive promotions.

- A stable consumer deposit base continued to contribute net interest revenue and retail banking fees. The decrease in second quarter revenue to $164 million, from $168 million in the prior year second quarter, was mainly due to one time gains related to upstate retail banking activities realized in 1994.

- Business services revenue, including services provided to middle market and small business customers, rose slightly for the second quarter of 1995 from the comparable 1994 period, due to improved net interest margin.

- Revenue from mortgage banking decreased $7 million, or 7%, over the second quarter 1994. Revenue was adversely affected by the decline in mortgage originations, reflecting the overall mortgage industry environment in 1995. Mortgage banking revenue in second quarter 1995 includes the impact from the adoption of Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights."

- Other Retail Products decreased $54 million from the prior year quarter primarily due to the one time gain on sale of Chase Arizona in 1994.

   Total revenue of $1,553 million for the first six months of 1995 was $109 million lower than the prior year period due to the competitive pressures in the credit card business and lower mortgage originations in 1995, and the one time gain on sale of Chase Arizona in 1994. The Allocated Credit Loss Provisions for both the quarter and first six months of 1995 were essentially flat with the comparable prior year periods.

   For the second quarter of 1995, total expenses for the Retail businesses were $487 million, or 2% higher than the same period last year. Incremental expenses from the acquisition of American Residential Holding Corporation (AmRes) in September 1994 were offset by lower expenses achieved by productivity initiatives implemented by all Retail businesses and net reductions in headcount of 1,900 from year-end 1994. Total expenses of $980 million were up $38 million, or 4%, from the first six months of 1994 levels, principally due to the acquisition of AmRes.

NET INTEREST REVENUE -- TAXABLE EQUIVALENT BASIS

Net interest revenue, on a taxable equivalent basis, was $888 million for the second quarter of 1995, compared with $924 million for the second quarter of 1994. Net interest margin was 3.51%, compared with 3.83% reported for the second quarter of 1994. Average interest-earning assets were $101.6 billion, compared with $96.9 billion for the same period last year. Average loans increased to $64.3 billion for the current quarter from the $60.6 billion level reported for the second quarter of 1994.

   For the first six months of 1995, net interest revenue, on a taxable equivalent basis, was $1,779 million, compared with $1,882 million for the same period last year. The net interest margin was 3.53% for the first six months of 1995, compared with 3.98% for the same period last year. Net interest revenue decreased by $103 million over the same period last year due to the competitive pressures on loan pricing and the prevailing interest rate environment. The growth in lower-spread liquid assets has also caused a reduction in the overall net yield on average interest-earning assets. For the first six months of 1995, average interest-earning assets were $101.8 billion, compared with $95.4 billion for 1994. Average loans were $63.5 billion for the first six months of 1995 compared with $60.9 billion reported for 1994.

------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE AND INTEREST RATE SPREADS--TAXABLE EQUIVALENT BASIS*
------------------------------------------------------------------------------------------------------------------------------------
                                                      Second Quarter                               Six Months
                                        --------------------------------------------------------------------------------------------
                                                1995                 1994                  1995                   1994
                                        --------------------------------------------------------------------------------------------
($ in millions)                          Amount     Rate       Amount     Rate       Amount     Rate        Amount     Rate
------------------------------------------------------------------------------------------------------------------------------------
Interest Earned...................       $2,114     8.35%      $2,311     9.57%      $4,162     8.25%       $4,399     9.29%
Interest Paid.....................        1,226     5.73        1,387     6.93        2,383     5.59         2,517     6.40
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                     $  888     2.62%      $  924     2.64%      $1,779     2.66%       $1,882     2.89%
--as a % of Average Gross
    Interest-Earning Assets **                      3.51%                 3.83%                 3.53%                  3.98%
------------------------------------------------------------------------------------------------------------------------------------

* Net interest revenue is the amount by which interest revenue from interest-earning assets exceeds the interest expense applicable to interest-bearing liabilities. Taxable equivalency adjusts interest revenue which is fully or partially exempt from income taxes to an amount equivalent to an amount of interest revenue which would be fully taxable. Net interest revenue, on a taxable equivalent basis, as a percentage of average gross interest-earning assets, yields a ratio described as the net interest margin. Net interest revenue, on a taxable equivalent basis, was higher by $6 million for both the second quarter of 1995 and 1994, respectively, and $12 million and $13 million for the first six months of 1995 and 1994, respectively, than comparable net interest revenue amounts reported on a financial statement basis. Taxable equivalent amounts have been adjusted (by applying a combined U.S. federal, state and local income tax rate of approximately 41%) to recognize the differential between interest revenue that is fully or partially exempt from income taxes and interest revenue that is fully taxable.

**    See pages 28 and 30 for components of Average Gross Interest-Earning
      Assets.


PROVISION FOR POSSIBLE CREDIT LOSSES

The provision for possible credit losses was $75 million, or $10 million higher than the first quarter of 1995 and $75 million lower than the second quarter of last year.

   The provision for possible credit losses for the first six months of 1995 was $140 million, compared with $310 million for the same period last year. See Credit Risk Management section starting on page 22 for a discussion of the Reserve for Possible Credit Losses and asset quality.

------------------------------------------------------------------------------------------------------------------------------------
OTHER OPERATING REVENUE
------------------------------------------------------------------------------------------------------------------------------------
                                                                              Second Quarter                       Six Months
                                                                        ------------------------------------------------------------
($ in millions)                                                          1995              1994              1995              1994
------------------------------------------------------------------------------------------------------------------------------------
Fees and Commissions:
   Consumer Banking ........................................              $167              $164            $  325            $  309
   Trust and Fiduciary .....................................               130               140               262               282
   Investment Banking ......................................                79                68               145               115
   Other ...................................................               107               108               220               220
------------------------------------------------------------------------------------------------------------------------------------
   Total Fees and Commissions                                              483               480               952               926
------------------------------------------------------------------------------------------------------------------------------------
All Other Operating Revenue:
   Foreign Exchange Trading ................................                60                78               152               163
   Trading Account .........................................                75                73                27               168
   Investment Securities Gains .............................                 2                 1                26                80
   Equity Gains ............................................                83                55               157               139
   Accelerated Disposition Portfolio Gains .................                --                15                --                68
   Other ...................................................                47                98               108               111
------------------------------------------------------------------------------------------------------------------------------------
   Total Other Operating Revenue                                          $750              $800            $1,422            $1,655
------------------------------------------------------------------------------------------------------------------------------------

Total other operating revenue for the second quarter of 1995 was $750 million, or 6% lower than the same period of 1994, due to a lower level of foreign exchange trading, the absence of gains from accelerated disposition of real estate and the inclusion of a $55 million gain from the sale of Chase Arizona in the second quarter of 1994 other revenue category.

   Fees and commissions of $483 million were essentially level with the prior year quarter and up from the first quarter 1995, due to significant investment banking fees of $79 million, reflecting increased capital raising activity for clients in specialized industries around the world. Trust and fiduciary fee revenue declined from second quarter 1994. While custody assets continue to increase, current custody fees, based in part on the prior quarters' securities values, do not yet fully reflect the turnaround in emerging markets or recent business growth.

   For the first six months of 1995, fees and commissions were $952 million, up $26 million from the first six months of 1994, due to higher fees from investment banking activities as well as increased consumer banking fees from mortgage servicing volumes.

   Total trading revenue was $135 million for second quarter 1995, compared with $151 million for the second quarter of 1994. For the first six months of 1995, total trading revenue was $179 million compared with $331 million for the first six months of 1994. For a detailed discussion, refer to Trading Activities section starting on page 18.

   For the second quarter of 1995, total other revenue was $132 million, down from $169 million for the same period last year, which included in the other revenue category a gain of $55 million from the sale of Chase Arizona. Equity gains of $83 million for the second quarter of 1995 were significantly above the $55 million of equity gains recognized in the second quarter of 1994.

   Included in other revenue were gains from the sale of mortgage servicing rights of $3 million for the second quarter of 1995, compared with $17 million for second quarter 1994. As of April 1, 1995, Chase adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights." The impact to Chase of adopting SFAS 122 was to recognize originated mortgage servicing rights which resulted in a gain of $16 million in the second quarter 1995.

   Total other revenue for the first six months of 1995 was $291 million, down from $398 million for the same period in 1994. The year ago period included significant gains from the liquidation of real estate assets held for accelerated disposition, investment securities gains resulting from Chase's program of reducing its cross-border Brady exposures in its available for sale investment portfolio and, as discussed above, a gain on the sale of Chase Arizona.

------------------------------------------------------------------------------------------------------------------------------------
OTHER OPERATING EXPENSES
------------------------------------------------------------------------------------------------------------------------------------
                                                                                Second Quarter                     Six Months
                                                                           ---------------------------------------------------------
($ in millions)                                                             1995              1994            1995             1994
------------------------------------------------------------------------------------------------------------------------------------
Salaries and Employee Benefits.....................................        $  599            $  536           $1,195          $1,080
Net Occupancy......................................................            89                98              182             199
Equipment Rentals, Depreciation and Maintenance....................            85                74              168             145
Other Expenses.....................................................           331               365              637             707
------------------------------------------------------------------------------------------------------------------------------------
Total Other Operating Expenses                                             $1,104            $1,073           $2,182          $2,131
------------------------------------------------------------------------------------------------------------------------------------

Total operating expenses were $1,104 million for the second quarter of 1995, compared with $1,073 million for the same period of last year. Compared with the second quarter of 1994, operating expenses increased due to the acquisition of American Residential Mortgage Company as well as investments made in key strategic businesses. In addition, second quarter 1995 reflected a $15 million restructuring charge, primarily related to the recently announced disposition of Chase's futures brokerage business.

   Productivity initiatives continue to result in headcount reductions, with total headcount down 1,515 during the quarter to 33,535 at June 30, 1995. Since year-end 1994, headcount has been reduced by over 3,100, including the employees who elected early retirement. As previously announced, Chase has retained the firm Tandon Capital Associates to assist Chase in improving its productivity on an expedited basis. Management continues to expect that its productivity initiatives will result in a reduction of Chase's base expenses in excess of $400 million in 1996.

   For the first six months of 1995, other operating expenses were $2,182 million, compared with $2,131 million for 1994. Excluding the impact of the third quarter 1994 AmRes mortgage acquisition, operating expenses were essentially level year over year.

PROVISION FOR INCOME TAXES

For the second quarter of 1995, the provision for income taxes was $172 million, compared with $188 million for the same period last year. The effective tax rate was 38% for both the second quarters of 1995 and 1994, respectively.

   For the first six months of 1995, the provision for income taxes was $326 million, compared with $412 million for the same period last year.

ASSET/LIABILITY MANAGEMENT

Asset/ liability management (ALM) is an important ongoing process, which requires the management of both liquidity risk and interest rate risk. The policies and guidelines for management of Chase's liquidity and interest rate risks are discussed further on pages 34 to 38 of the 1994 Annual Report.

INVESTMENT SECURITIES

Information regarding Chase's investment securities portfolio and related accounting policies is contained on pages 34, 56, 57, and 63 to 65 of the 1994 Annual Report. At June 30, 1995, net unrealized gains in the investment securities held to maturity portfolio were $4 million, compared with net unrealized losses of $30 million and $4 million at December 31, 1994 and June 30, 1994, respectively. With respect to those investment securities that are available for sale and carried at fair value, the net unrealized losses reflected in stockholders' equity, net of taxes, were $7 million at June 30, 1995 compared with $35 million at December 31, 1994 and net unrealized gains of $9 million at June 30, 1994.

   For further information on the investment securities portfolios, see pages 32 and 33.

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

   Chase's primary liquidity sources include a large portfolio of liquid assets, including cash and due from banks, interest-bearing deposits placed with banks, federal funds sold and securities purchased under resale agreements, trading account assets and investment securities available for sale. At June 30, 1995, these assets totaled $41.5 billion, compared with $39.0 billion at December 31, 1994. In addition to maintaining this portfolio of liquid assets, Chase also has core consumer assets, such as loans secured by 1-4 family residential properties, credit card receivables and automobile loans, that can be sold or securitized. During the second quarter of 1995, Chase securitized both residential mortgage loans and credit card receivables. See Credit Risk Management section on page 23.

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

INTEREST RATE RISK MANAGEMENT

ALM RISK MANAGEMENT

As discussed on pages 35 to 38 of the 1994 Annual Report, fluctuations in market interest rates may impact Chase's net interest revenue due to timing differences in the repricing of its assets and liabilities. These repricing differences are quantified in specific time intervals and are referred to as interest rate sensitivity gaps. Chase manages the effect of interest rate changes on current and future earnings to a level that is consistent with Chase's mix of businesses and seeks to limit such risk exposure to a percentage of earnings and common stockholders' equity. During the first six months of 1995, the quarterly exposures in the tactical (18-month) time horizon averaged 1.8% of quarterly core net income. The objective in managing interest rate risk is to support the achievement of business strategies, while protecting earnings and liquidity.

   At June 30, 1995, as shown in the following chart, Chase's near-term interest rate risk is to a rising rate environment, that is, assuming no Management action, net interest revenue would be expected to be adversely affected by a rise in interest rates. Conversely, interest rate risk exposure beyond the near term is to a declining rate scenario, principally due to Chase's high level of core wholesale and consumer deposits, which exceed the level of fixed-rate assets.

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

   The following chart provides a quantification of Chase's interest rate sensitivity gap as of June 30, 1995, based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others. This chart illustrates the impact of including and excluding the related derivative contracts on these gaps. This chart also displays only a static view of Chase's interest rate sensitivity gap and does not capture the dynamics of balance sheet, rate and spread movements, nor Management's actions that may be taken to manage this position.

                                 [GRAPH 3]

Notes to chart:

(1) Cumulative interest rate gaps are defined as the average cumulative fixed-rate positions (assets less liabilities) for a given calendar period. The gaps measure the time weighted dollar equivalent volume of positions fixed for a particular calendar period. The gap positions reflect a stock concept, rather than the traditional flow concept as measured by runoff. For example, a $100 million certificate of deposit made on July 1 and maturing on August 28 would have a gap impact of $64 million ($100 million x 59 days/92 days) in the 1 to 3 month repricing time frame.

(2) Variable-rate balances are reported based on their repricing dates. Fixed-rate balances are reported based on their scheduled contractual maturity dates, except for certain investment securities and loans secured by 1-4 family residential properties that are based on anticipated prepayments. Given the indeterminate date of any sales, investment securities that may be sold prior to maturity are similarly reported, depending on their variable or fixed rate terms.

(3) Prime-priced loans are considered as 1 to 3 month assets, fixed-rate credit card receivables are reported based on a declining schedule over a five-year period, while stockholders' equity is assigned a 5-year maturity.

(4) Trading Account Assets and Liabilities are considered overnight maturities.

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

   At June 30, 1995, Chase had approximately $27 billion and $14 billion, respectively, of notional swap principal and other ALM contracts outstanding related to such interest rate risk management activities, compared with $50 billion and $17 billion, respectively, at December 31, 1994. The following table summarizes certain of Chase's assets and liabilities at June 30, 1995, the corresponding interest revenue earned on such assets or interest expense incurred on such liabilities for the six months ended June 30, 1995, as well as the notional or contract amounts of related derivative contracts used for ALM purposes at June 30, 1995. Also disclosed is the favorable or unfavorable percentage impact these derivative contracts had on the related interest amounts reflected in Chase's Consolidated Statement of Income. As shown, Chase's use of derivative contracts reduced interest expense on deposits and intermediate- and long-term debt, and increased interest revenue on investment securities by the percentages indicated.

------------------------------------------------------------------------------------------------------------------------------------
DERIVATIVE CONTRACTS AND RELATED LINKED BALANCE SHEET POSITIONS AND INTEREST REVENUE (EXPENSE)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Six Months Ended
                                                                                     Contract/                  June 30, 1995
                                                                                  Notional Amount              Income Statement
                                                                           ---------------------------     -------------------------
                                                           Published                                       Published       Favorable
                                                             Balance         Interest            Other      Interest   (Unfavorable)
                                                               Sheet             Rate              ALM       Revenue      Percentage
($ in millions)                                               Amount            Swaps       Contracts*     (Expense)        Impact**
------------------------------------------------------------------------------------------------------------------------------------
June 30, 1995
Interest-Bearing Deposits Placed with Banks......            $ 6,623          $   200          $   500         $  294         --%
Investment Securities............................              7,110            1,000            1,900            242          2
Loans............................................             64,239            2,200            1,100          2,883         --
Deposits.........................................             68,282           21,100            9,900         (1,314)         4
Intermediate- and Long-Term Debt.................              5,568            3,000              600           (194)         4
                                                                              ------------------------
                                                                              $27,500          $14,000
------------------------------------------------------------------------------------------------------------------------------------

* Includes currency exchange agreements, forward, futures and purchased option and option-related contracts.

** Represents the favorable (unfavorable) percentage impact of ALM derivative contracts on the related interest revenue or interest expense amount prior to the impact of derivative contracts.

The following table summarizes the outstanding ALM contract/notional amounts of interest rate swaps and other ALM contracts at June 30, 1995, by yearly intervals. The decrease in notional amounts from one period to the next period represents maturities of the underlying contracts. The weighted average interest rates to be received and paid on such swaps are presented for each yearly interval. The variable rates, which are generally based on London Interbank Offered Rate (LIBOR), are presented using the forward yield curve at June 30, 1995. However, actual repricings are generally based on the 3-month or 6-month LIBOR rates in effect at the actual repricing dates, not the forward yield curve. To the extent that the current 3-month and 6-month LIBOR rates change, the variable rates of interest received or paid will change. Future interest rate changes are not known, but could materially impact the variable rates presented below. However, Chase expects the impact of these changes to be mitigated by corresponding changes in the interest rates and values associated with the linked assets and liabilities. In addition, net interest revenue will be affected by the amortization of net deferred gains/(losses) on closed derivative contracts and premiums paid on open ALM option contracts purchased, as reflected in the tables on page 18.

------------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING ALM CONTRACT/NOTIONAL AMOUNTS BY YEARLY INTERVALS
------------------------------------------------------------------------------------------------------------------------------------
                                                                          For The Twelve Months Beginning July 1,
                                                ------------------------------------------------------------------------------------
($ in millions)                                   1995            1996           1997           1998           1999       Thereafter
------------------------------------------------------------------------------------------------------------------------------------
Receive Fixed Swaps:
   Contract/Notional Amount ..............       $21,500        $11,300        $10,800         $8,900         $6,000         $5,200
   Weighted Average:
     Receive Rate ........................          6.70%          6.78%          6.90%          7.05%          7.03%          6.82%
     Pay Rate ............................          5.92           5.86           6.22           6.44           6.69           7.00

Pay Fixed Swaps:
   Contract/Notional Amount ..............       $ 6,000        $ 4,700        $ 2,000         $1,500         $1,100         $1,000
   Weighted Average:
     Receive Rate ........................          5.83%          5.84%          6.22%          6.43%          6.68%          6.90%
     Pay Rate ............................          7.67           8.30           8.29           8.28           8.26           8.03

Other ALM Contracts ......................       $14,000        $ 6,800        $ 6,600         $6,200         $4,300         $4,300
------------------------------------------------------------------------------------------------------------------------------------

As discussed on page 36 of the 1994 Annual Report, Chase uses derivative contracts as part of its ALM activities to manage the earnings risk arising from timing differences in repricing characteristics principally arising from its customer-related assets and liabilities. Consistent with Chase's overall ALM objectives to reduce its longer-term exposure to a decline in interest rates, certain fixed-rate liabilities are hedged using derivative contracts. Significant changes in value to Chase's ALM derivative contracts and related linked balance sheet positions for the first six months of 1995 are presented below.

------------------------------------------------------------------------------------------------------------------------------------
CHANGE IN VALUE OF CERTAIN ALM DERIVATIVE CONTRACTS AND LINKED BALANCE SHEET POSITIONS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       For Six Months Ended June 30, 1995
                                                                           ---------------------------------------------------------
                                                                           Change in Value of Linked            Change in Value of
($ in millions)                                                             Balance Sheet Positions          Related ALM Derivatives
------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Assets/Liabilities:
   Deposits*...........................................................      $(1,012)                              $463
   Company's Intermediate- and Long-Term Debt..........................         (287)                               222
------------------------------------------------------------------------------------------------------------------------------------

* Deposits are valued by a model that forecasts future deposit costs versus alternative funding sources using simulation techniques. Key assumptions include alternative funding costs of 3-month LIBOR, deposit operating costs, reserve requirement of 10%, and Chase's long-run interest elasticity of demand for balances. This valuation is performed on a "going concern" basis, which assumes new business replaces any runoff.

The change in value of Chase's ALM derivative contracts from December 31, 1994 to June 30, 1995 is as follows:

------------------------------------------------------------------------------------------------------------------------------------
CHANGE IN VALUE OF ALM DERIVATIVE CONTRACTS
------------------------------------------------------------------------------------------------------------------------------------
                                                                              June 30,              December 31,           Change in
($ in millions)                                                                 1995                   1994                    Value
------------------------------------------------------------------------------------------------------------------------------------
ALM Derivative Contracts:
   Net Deferred Gains/(Losses).........................................           $(28)                 $ (97)                 $ 69
   Net Unrealized Gains/(Losses).......................................              9                   (597)                  606
------------------------------------------------------------------------------------------------------------------------------------
     Net ALM Derivative Contract Gains/(Losses)                                   $(19)                 $(694)                 $675
------------------------------------------------------------------------------------------------------------------------------------

The net deferred losses at June 30, 1995 are expected to be amortized over the periods reflected in the following table. The amortization of deferred gains and losses are recognized as yield adjustments to the interest income or expense associated with the linked assets or liabilities.

------------------------------------------------------------------------------------------------------------------------------------
AMORTIZATION OF NET DEFERRED GAINS/(LOSSES) RELATED TO CLOSED ALM DERIVATIVE CONTRACTS
------------------------------------------------------------------------------------------------------------------------------------
 ($ in millions)                           1995          1996         1997         1998         1999        2000   Thereafter  Total
------------------------------------------------------------------------------------------------------------------------------------
Net Gains/(Losses)
   Amortization                             $37           $39         $(6)        $(43)        $(47)        $(56)      $48     $(28)
------------------------------------------------------------------------------------------------------------------------------------

In addition, Chase's Consolidated Statement of Condition included unamortized premiums on open ALM option contracts purchased amounting to $127 million and $140 million at June 30, 1995 and December 31, 1994, respectively. The premiums at June 30, 1995 will be amortized over the periods indicated in the following table.

------------------------------------------------------------------------------------------------------------------------------------
AMORTIZATION OF PREMIUMS ON OPEN ALM OPTION CONTRACTS PURCHASED
------------------------------------------------------------------------------------------------------------------------------------
 ($ in millions)                           1995          1996         1997         1998         1999     2000   Thereafter   Total
------------------------------------------------------------------------------------------------------------------------------------
Premium Amortization                         $9           $17          $17          $17          $14      $13      $40        $127
------------------------------------------------------------------------------------------------------------------------------------

OTHER RISK MANAGEMENT ACTIVITIES

As discussed on page 38 of the 1994 Annual Report, Chase also uses derivative contracts to reduce interest rate, foreign currency and other market risks associated with certain assets and liabilities. At June 30, 1995 and December 31, 1994, outstanding notional amounts of interest rate contracts related to mortgage servicing assets were approximately $5 billion and $6 billion, respectively, and those related to mortgage loan sales were approximately $1 billion for both time periods. In addition, approximately $1 billion of notional amounts of foreign currency contracts, primarily forward contracts related to Chase's net investments in overseas entities, were outstanding at both June 30, 1995 and December 31, 1994. The effect of these activities are not material to Chase's consolidated financial position or results of operations.

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

   Combined trading and trading-related revenue (including revenue classified as net interest revenue for financial statement purposes) for Global Markets are set forth below:

------------------------------------------------------------------------------------------------------------------------------------
COMBINED TRADING AND TRADING-RELATED REVENUE*
------------------------------------------------------------------------------------------------------------------------------------
                                                                             Quarter Ended June 30,    Six Months Ended June 30,
                                                                          ----------------------------------------------------------
($ in millions)                                                               1995             1994            1995          1994
------------------------------------------------------------------------------------------------------------------------------------
Business Diversification:
   Foreign Exchange**.....................................................    $ 74             $ 69            $164          $159
   Interest Rate and Commodity Derivatives***.............................      60               39             115            95
   Securities Trading and Underwriting****................................      73               73              22           152
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                         $207             $181            $301          $406
------------------------------------------------------------------------------------------------------------------------------------
Income Statement Classification:
   Foreign Exchange Trading Revenue.......................................    $ 60             $ 78            $152          $163
   Trading Account Revenue................................................      75               73              27           168
   Net Interest Revenue*****..............................................      72               30             122            75
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                         $207             $181            $301          $406
------------------------------------------------------------------------------------------------------------------------------------

* Prior period amounts have been reclassified to conform with current presentation.

** Includes gains and losses from foreign exchange spot, forward, futures and options contracts.

*** Includes gains and losses from interest rate swaps, currency exchange agreements, future rate agreements, interest rate futures, options, caps and floors; precious metals spot, forward, futures and options contracts; and commodity and equity index linked derivative contracts.

**** Includes gains and losses from U.S. and foreign government, government agency, and corporate debt securities, emerging markets securities and loans, and related derivative contracts.

***** Includes accruals on interest-earning and interest-bearing trading-related positions, as well as allocated amounts reflecting the cost or benefit, based on short-term interest rates, associated with net trading-related positions.

The combined trading and trading-related revenue of $207 million for second quarter 1995 was more than double that of the first quarter 1995 and $26 million more than second quarter 1994. The substantial increase from first quarter 1995 was due to a significant improvement in securities trading and underwriting revenue, most of which related to international capital markets activity. Such revenue for the current quarter was $73 million. In addition, interest rate and commodity derivatives revenue of $60 million was favorably impacted by improved customer demand, especially compared to second quarter 1994. Foreign exchange revenue of $74 million, although lower than the first quarter of 1995 due to a less volatile marketplace, was slightly higher than the same period of 1994.

   For the first six months of 1995, combined trading revenue was $301 million, compared with $406 million for the first six months of 1994. The year-over-year decline was largely a result of the Mexican peso devaluation and its impact on the emerging markets during first quarter 1995.

------------------------------------------------------------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS AND LIABILITIES
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        June 30,       December 31,
($ in millions)                                                                                            1995               1994
------------------------------------------------------------------------------------------------------------------------------------
Assets:
   Securities and Loans................................................................................   $ 7,257         $ 6,833
   Other, Principally Derivative Contracts*............................................................     9,442           8,276
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                                                     $16,699         $15,109
------------------------------------------------------------------------------------------------------------------------------------
Liabilities:
   Securities Sold But Not Yet Purchased...............................................................   $ 1,494         $ 1,692
   Derivative Contracts*...............................................................................    10,293           7,972
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                                                     $11,787         $ 9,664
------------------------------------------------------------------------------------------------------------------------------------

* The average fair values of trading derivative contract assets for the first six months of 1995 and for the year 1994 were $10.6 billion and $10.2 billion, respectively; and those of trading derivative contract liabilities were $10.2 billion and $9.7 billion, respectively.

------------------------------------------------------------------------------------------------------------------------------------
TRADING ACCOUNT SECURITIES AND LOANS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             June 30,   December 31,
($ in millions)                                                                                                 1995           1994
------------------------------------------------------------------------------------------------------------------------------------
U.S. Government and Agency and Municipal Securities....................................................       $2,397        $1,126
Foreign Securities.....................................................................................        2,829         3,437
Loans..................................................................................................          240           887
Corporate Debt Securities..............................................................................        1,196           763
Other..................................................................................................          595           620
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                                                         $7,257        $6,833
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
TRADING DERIVATIVE CONTRACTS
------------------------------------------------------------------------------------------------------------------------------------
                                                                         June 30, 1995                        December 31, 1994
                                                  ----------------------------------------------------------------------------------
                                                                 Notional          Credit Risk              Notional    Credit Risk
($ in millions)                                                   Amount*               Amount                Amount        Amount
------------------------------------------------------------------------------------------------------------------------------------
Interest Rate Contracts:
   Interest Rate Swaps..........................                 $335,600              $ 5,600              $250,100       $4,800
   Currency Exchange Agreements.................                   23,100                1,500                18,900        1,100
   Forwards and Futures.........................                  236,800                  300               252,300          200
   Options, Caps and Floors Purchased...........                   96,100                1,000                57,900          700
   Options, Caps and Floors Written**...........                   77,200                   --                72,200           --
------------------------------------------------------------------------------------------------------------------------------------
     Less: Master Netting Agreements............                                         4,300                              3,000
Net Interest Rate Contracts                                                              4,100                              3,800
------------------------------------------------------------------------------------------------------------------------------------
Foreign Exchange Contracts:
   Spot, Forwards and Futures...................                  634,300               11,200               541,900        6,600
   Options Purchased............................                   49,200                1,100                36,800          700
   Options Written**............................                   46,500                   --                49,000           --
------------------------------------------------------------------------------------------------------------------------------------
     Less: Master Netting Agreements............                                         7,200                              3,100
Net Foreign Exchange Contracts                                                           5,100                              4,200
------------------------------------------------------------------------------------------------------------------------------------
Commodity Contracts**...........................                   15,600                  400                13,400          400
------------------------------------------------------------------------------------------------------------------------------------
Total Before Cross Product Netting Agreements                                            9,600                              8,400
------------------------------------------------------------------------------------------------------------------------------------
     Less: Cross Product Netting Agreements.....                                           200                                100
------------------------------------------------------------------------------------------------------------------------------------
Total Trading Derivative Assets                                                        $ 9,400                             $8,300
------------------------------------------------------------------------------------------------------------------------------------

* The notional amounts of exchange traded interest rate contracts, foreign exchange contracts, and commodity contracts were $60.2 billion, $10.9 billion and $1.5 billion, respectively. The credit risk amounts of these contracts were minimal since exchange-traded contracts principally settle daily in cash.

** Options, caps and floors written have no credit risk. Commodity contract notional amounts include options written of $2.7 billion and $2.8 billion at June 30, 1995 and December 31, 1994, respectively.

The change in the credit risk amounts of foreign exchange contracts reflects the decline in the value of the U.S. dollar against most major currencies.

------------------------------------------------------------------------------------------------------------------------------------
MATURITY OF TRADING ACCOUNT DERIVATIVE CONTRACTS*
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Interest        Foreign
                                                                                                              Rate          Exchange
At June 30, 1995                                                                                            Contracts      Contracts
------------------------------------------------------------------------------------------------------------------------------------
Less than 3 months.....................................................................................            23%           63%
3 to 6 months..........................................................................................            12            20
6 to 12 months.........................................................................................            19            15
1 to 3 years...........................................................................................            27             2
3 to 5 years...........................................................................................            12           --
Over 5 years...........................................................................................             7           --
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                                                             100%          100%
------------------------------------------------------------------------------------------------------------------------------------

*    Approximate percentages based upon remaining life of notional amounts.

MARKET RISK

Chase's base level of daily risk dollars for its trading activities (before Management's judgment overlays or stress testing) are estimated to be approximately $11 million in aggregate at June 30, 1995, having averaged approximately $13 million during the first six months of 1995. The decline in quarter-end risk dollars from the average is primarily attributed to reduced volatility and positions in international securities.

   Chase continuously validates the accuracy and applicability of risk dollars by comparing actual portfolio changes in value against predicted changes in value, or risk dollars. During the first six months of 1995, actual declines in value were within predicted declines in value at a frequency consistent with Chase's defined confidence level of 97.5%.

CREDIT RISK

Chase's predominant credit risk exposures (net replacement values) in its trading businesses relate to derivative contracts. Interest rate derivative credit risk exposures are primarily of a medium-term nature, while credit risk exposures in most other trading products are of a short-term nature. In terms of industry exposure, depository institutions, substantially all in OECD countries, represent 61% of net replacement value, with no other major industry greater than 3% of the total net exposure. For other than depository institutions, the largest single counterparty credit risk exposure is $102 million. The net replacement value of contracts identified as being potential problem contracts was not material at June 30, 1995. Presented in the following table are the percentages of total net replacement value by counterparty type and by major country exposures.

------------------------------------------------------------------------------------------------------------------------------------
DERIVATIVE-RELATED CREDIT RISK EXPOSURE*
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Percentage of Total Net
At June 30, 1995                                                                                                Replacement Value
------------------------------------------------------------------------------------------------------------------------------------
Counterparty Type:
   Depository Institutions................................................................................................       61%
   Other..................................................................................................................       39
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                                                                           100%
------------------------------------------------------------------------------------------------------------------------------------
Country of Risk:
   United States..........................................................................................................       23%
   Japan..................................................................................................................       20
   United Kingdom.........................................................................................................        9
   Italy..................................................................................................................        8
   France.................................................................................................................        5
   Other..................................................................................................................       35
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                                                                           100%
------------------------------------------------------------------------------------------------------------------------------------

*   Includes foreign exchange, interest rate and commodity contracts.

Chase's credit losses arising from derivative contracts have not been material during the first six months of 1995 and throughout 1994. Leveraged derivatives are contracts that contain features that may increase the contract's volatility by a factor significantly disproportionate to its stated notional amount. Chase does not engage in these types of derivatives to any material extent and, at June 30, 1995, the amount of such contracts was minimal.

FAIR VALUE DISCLOSURES

Chase monitors the estimated fair value of its on- and off- balance-sheet financial instruments as discussed on pages 58 to 60 of the 1994 Annual Report. Based upon market and other conditions existing at June 30, 1995, the estimated net fair value of Chase's on- and off-balance-sheet financial instruments was not materially adversely impacted during the second quarter of 1995.

CAPITAL MANAGEMENT

Capital management is an ongoing process that consists of providing equity and long-term debt for both current and future financial positioning. Chase manages its capital to execute its strategic business plans and to support its growth and investments in its core businesses. Chase and its banking subsidiaries are subject to the capital adequacy requirements of various federal banking agencies, such as the Federal Reserve Board and the Office of the Comptroller of the Currency. At June 30, 1995, the capital ratios of all of the Company's banking subsidiaries exceeded the minimum ratios required of a well capitalized institution under FDICIA and are expected to be in excess of the minimum ratios required of a well capitalized institution in the future.

   Chase's total stockholders' equity at June 30, 1995 was $8,569 million or 7.22% of total assets, compared with $8,359 million, or 7.33%, and $8,593 million, or 7.32%, at December 31, 1994 and June 30, 1994, respectively.

   In the second quarter of 1995, Chase repurchased 4 million shares of its common stock. These repurchases were made pursuant to a repurchase program intended to offset the shares of common stock to be issued in the pending acquisition of U.S. Trust Corporation. A discussion regarding Chase's recent capital position is set forth below and on pages 42 and 43 of the 1994 Annual Report.

------------------------------------------------------------------------------------------------------------------------------------
TIER 1 AND TIER 2 CAPITAL
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    June 30,          December 31,          June 30,
($ in millions)                                                                         1995                  1994              1994
------------------------------------------------------------------------------------------------------------------------------------
Tier 1 Capital.......................................................                $ 8,023               $ 7,759          $  7,852
Tier 2 Capital.......................................................                  4,658                 4,194             4,148
------------------------------------------------------------------------------------------------------------------------------------
Total Capital                                                                        $12,681               $11,953           $12,000
------------------------------------------------------------------------------------------------------------------------------------

Chase's Tier 1 risk-based capital ratio was 8.22% at June 30, 1995, compared with 8.30% at December 31, 1994 and 8.71% at June 30, 1994. The decrease in the Tier 1 capital ratio since December 31, 1994 was due to higher net risk-weighted assets of $97.6 billion at June 30, 1995, compared with $93.5 billion at December 31, 1994, and by the repurchase of 4 million shares of common stock, partially offset by higher retained earnings. During the first six months of 1995, Tier 2 capital increased due to the issuance of $653 million of subordinated notes, partially offset by the discount applicable to subordinated debt with remaining maturities of five years or less. The Company's issuance of subordinated notes in the second quarter of 1995 was principally comprised of $150 million due 2002 and $150 million due 2005. The net proceeds from these issuances were used for general corporate purposes, including advances to or investments in banking and nonbanking subsidiaries of the Company and the repayment of commercial paper or other indebtedness of the Company.

------------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS*
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                            Minimum
                                                                          June 30,     December 31,        June 30,       Regulatory
                                                                             1995            1994             1994        Guidelines
------------------------------------------------------------------------------------------------------------------------------------
Tier 1 Leverage Ratio (a)..............................................       7.19%          7.37%            7.47%       3.00-5.00%
Risk-Based Capital Ratios: (b)
     Tier 1............................................................       8.22           8.30             8.71           4.00
     Total Capital.....................................................      12.99          12.78            13.32           8.00
------------------------------------------------------------------------------------------------------------------------------------

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


CREDIT RISK MANAGEMENT

As further discussed on pages 43 and 44 of the 1994 Annual Report, Chase has established and implemented policies and procedures to actively manage credit risk, both on- and off-balance sheet. In comparison with June 30, 1994, the loan portfolio balances at June 30, 1995 reflected a 13% growth in domestic consumer loans, which consists of loans secured by 1-4 family residential properties, home equity loans, credit card receivables, auto loans and other forms of installment loans. During the same period, domestic commercial real estate loans within the wholesale portfolio declined 19% to $2.0 billion, while total loans in overseas offices increased 5% to $18.1 billion.

   All tables in this section exclude the accelerated disposition portfolio.

------------------------------------------------------------------------------------------------------------------------------------
LOAN COMPOSITION
------------------------------------------------------------------------------------------------------------------------------------
                                                                              June 30,            December 31,            June 30,
($ in millions)                                                                  1995                  1994                  1994
------------------------------------------------------------------------------------------------------------------------------------
Domestic Offices:
   Wholesale.........................................................          $13,806               $13,350              $14,668
   Consumer..........................................................           32,489                33,432               28,743
   Less: Unearned Discount and Fee Revenue...........................              177                   177                  154
------------------------------------------------------------------------------------------------------------------------------------
Total Domestic Offices                                                          46,118                46,605               43,257
------------------------------------------------------------------------------------------------------------------------------------
Overseas Offices:
   Wholesale.........................................................           15,338                13,985               14,666
   Consumer..........................................................            2,837                 2,500                2,606
   Less: Unearned Discount and Fee Revenue...........................               54                    52                   47
------------------------------------------------------------------------------------------------------------------------------------
Total Overseas Offices                                                          18,121                16,433               17,225
------------------------------------------------------------------------------------------------------------------------------------
Total Loans                                                                    $64,239               $63,038              $60,482
------------------------------------------------------------------------------------------------------------------------------------

Key data on the worldwide consumer loan portfolio are summarized below.

------------------------------------------------------------------------------------------------------------------------------------
CONSUMER LOANS
------------------------------------------------------------------------------------------------------------------------------------
                                                                              June 30,            December 31,            June 30,
($ in millions)                                                                  1995                  1994                  1994
------------------------------------------------------------------------------------------------------------------------------------
Domestic Offices:
   Secured by 1-4 Family Residential Properties........................       $14,998               $15,092               $13,254
   Credit Card.........................................................         6,130                 7,733                 6,408
   Auto Loans..........................................................         6,998                 6,227                 5,218
   Lease Financings....................................................         1,375                   969                   732
   Other Consumer......................................................         2,988                 3,411                 3,131
------------------------------------------------------------------------------------------------------------------------------------
Total Domestic Offices.................................................        32,489                33,432                28,743
Overseas Offices.......................................................         2,837                 2,500                 2,606
------------------------------------------------------------------------------------------------------------------------------------
Total Consumer Loans                                                          $35,326               $35,932               $31,349
------------------------------------------------------------------------------------------------------------------------------------

The increase in domestic consumer loans from June 30, 1994 to June 30, 1995 was due to increased demand for loans secured by 1-4 family residential properties, credit card loans, auto loans and lease financings throughout the period, offset by sales and securitizations. During the first six months of 1995, Chase securitized or sold $2.1 billion of residential mortgage loans, and sold an additional $2.4 billion of such loans, primarily through traditional secondary market outlets. Additionally, Chase securitized credit card receivables of $1.0 billion on March 15, 1995 and $1.5 billion on June 15, 1995. There were no new securitizations of credit card receivables in 1994. At June 30, 1995, the aggregate amount of securitized credit card receivables outstanding was $4.8 billion, compared with $2.7 billion and $3.3 billion at December 31, 1994 and June 30, 1994, respectively.

   Credit card securitization transactions are structured with a revolving period and a subsequent amortization period. During the first six months of 1995, $376 million of previously securitized credit card receivables were amortized and $376 million are scheduled to amortize during the remainder of 1995.

   Credit card securitization transactions do not materially impact earnings since Chase continues to service the credit card accounts after the receivables are securitized. This income is recorded in Fees and Commissions and Other Revenue, as opposed to Net Interest Revenue offset by the Provision for Possible Credit Losses.

   For analytical purposes only, the following table summarizes the net impact of securitization of credit card receivables as an increase (decrease) in Chase's consolidated statement of income line items.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                    Second Quarter                Six Months
                                                                               ------------------------------------------------
($ in millions)                                                                   1995              1994        1995       1994
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue ................................................             $(77)            $(68)        $(134)      $(142)
Decrease in Provision for Possible Credit Losses.....................               34               41            65          90
Fees and Commissions.................................................               41               27            67          52
Other Revenue........................................................               10               --            17          --
------------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes..................................................             $  8             $ --         $  15       $  --
------------------------------------------------------------------------------------------------------------------------------------

Average domestic credit card receivables, net loan charge-offs and average loss ratio amounts are presented below both had the securitization transactions not taken place and per actual financial statement presentation.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Second Quarter                   Six Months
                                                                                ----------------------------------------------------
                                                                                  1995         1994            1995            1994
------------------------------------------------------------------------------------------------------------------------------------
Average Receivables ($ in billions)
   Prior to Securitization...........................................            $10.7         $9.7            $10.5           $9.8
   Net of Securitization.............................................              7.1          6.3              7.4            6.2

Net Loan Charge-offs ($ in millions)
   Prior to Securitization...........................................             $102         $101             $200           $214
   Net of Securitization.............................................               68           60              135            124

Average Loss Ratio
   Prior to Securitization...........................................             3.82%        4.18%            3.85%          4.41%
   Net of Securitization.............................................             3.80         3.83             3.67           4.04

------------------------------------------------------------------------------------------------------------------------------------

Key data on the worldwide wholesale loan portfolio are summarized below.

------------------------------------------------------------------------------------------------------------------------------------
WHOLESALE LOANS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                June 30,           December 31,            June 30,
($ in millions)                                                                  1995                  1994                  1994
------------------------------------------------------------------------------------------------------------------------------------
Domestic Offices:
   Commercial Real Estate..............................................       $ 1,964               $ 2,055               $ 2,428
   Commercial and Industrial...........................................         8,271                 8,291                 7,975
   Other Wholesale.....................................................         3,571                 3,004                 4,265
------------------------------------------------------------------------------------------------------------------------------------
Total Domestic Offices.................................................        13,806                13,350                14,668
------------------------------------------------------------------------------------------------------------------------------------
Overseas Offices:
   Commercial and Industrial...........................................         9,599                 9,020                 9,931
   Other Wholesale.....................................................         5,739                 4,965                 4,735
------------------------------------------------------------------------------------------------------------------------------------
Total Overseas Offices.................................................        15,338                13,985                14,666
------------------------------------------------------------------------------------------------------------------------------------
Total Wholesale Loans                                                         $29,144               $27,335               $29,334
------------------------------------------------------------------------------------------------------------------------------------

Wholesale loans in overseas offices increased from $14.7 billion at June 30, 1994 to $15.3 billion at June 30, 1995 from higher levels of global loan underwriting and syndication activity, partially offset by repayments.

RESERVE FOR POSSIBLE CREDIT LOSSES

------------------------------------------------------------------------------------------------------------------------------------
RECONCILIATION OF RESERVE FOR POSSIBLE CREDIT LOSSES
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Second Quarter
                                                                                                  ----------------------------------
($ in millions)                                                                                     1995                     1994
------------------------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Period ...........................................................        $1,419*                  $1,429
Additions:
   Provision for Possible Credit Losses Charged to Expense................................            75                      150
Deductions:
   Charge-Offs............................................................................           114                      193
   Recoveries.............................................................................           (37)                     (47)
------------------------------------------------------------------------------------------------------------------------------------
   Net Loan Charge-Offs...................................................................            77                      146
Reserves of Disposed Subsidiaries and Other Adjustments...................................            (1)                       2
------------------------------------------------------------------------------------------------------------------------------------
Balance at End of Period                                                                          $1,416*                  $1,435
------------------------------------------------------------------------------------------------------------------------------------

* Includes $17 million and $18 million of related SFAS 114 valuation allowance at June 30, 1995 and March 31, 1995, respectively.


Chase adopted SFAS 114 and SFAS 118 effective January 1, 1995. This did not have any impact on Chase's results of operations nor on its financial position, including the level of the reserve for possible credit losses. Instead, it resulted only in a reallocation of the existing reserve for possible credit losses.

     At June 30, 1995, the recorded investment in loans that are considered impaired under SFAS 114 was $495 million. No SFAS 114 reserve is required for $445 million of recorded investment in impaired loans, since previously taken charge-offs and interest applied to principal have reduced the recorded investment values to amounts that are less than the SFAS 114 calculated values. The remaining $50 million of impaired loans required a SFAS 114 reserve for possible credit losses of $17 million. The average recorded investment in impaired loans during the three months and six months ended June 30, 1995 was approximately $512 million and $521 million, respectively. For the three months and six months ended June 30, 1995, Chase recognized interest revenue on these impaired loans of $4 million and $6 million, respectively.

------------------------------------------------------------------------------------------------------------------------------------
NET LOAN CHARGE-OFFS AND ANNUALIZED CREDIT LOSS EXPERIENCE RATIOS
------------------------------------------------------------------------------------------------------------------------------------
                                                                               Second Quarter                        Six Months
                                                                      --------------------------------------------------------------
($ in millions)                                                                 1995            1994           1995            1994
------------------------------------------------------------------------------------------------------------------------------------
Net Loan Charge-offs:
   Domestic:
     Consumer ........................................................           $92            $ 91           $182            $187
     Commercial Real Estate ..........................................           (12)             51            (14)            102
     Commercial and Other ............................................             5               4            (15)             13
------------------------------------------------------------------------------------------------------------------------------------
Total Domestic .......................................................            85             146            153             302
------------------------------------------------------------------------------------------------------------------------------------
Total International ..................................................            (8)             --            (14)             --
------------------------------------------------------------------------------------------------------------------------------------
Total ................................................................           $77            $146           $139            $302
------------------------------------------------------------------------------------------------------------------------------------
Net Loan Charge-offs as a Percentage of Average Loans:
   Domestic:
     Consumer ........................................................          1.09%           1.25%          1.10%           1.29%
     Commercial Real Estate ..........................................         (2.51)           6.93          (1.38)           6.82
     Commercial and Other ............................................           .18             .14           (.27)            .22
------------------------------------------------------------------------------------------------------------------------------------
Total Domestic Credit Loss Ratio                                                 .73            1.36            .67            1.40
------------------------------------------------------------------------------------------------------------------------------------
Total International Credit Loss Ratio                                           (.18)             --           (.16)             --
------------------------------------------------------------------------------------------------------------------------------------
Total Credit Loss Ratio                                                          .48%            .97%           .44%           1.00%
------------------------------------------------------------------------------------------------------------------------------------

Net loan charge-offs for the second quarter of 1995 were $77 million, down $69 million from the second quarter of 1994. Domestic commercial real estate net loan charge-offs declined $63 million from the second quarter of 1994. Net loan charge-offs for the first six months of 1995 were $139 million, down $163 million from the first six months of 1994. For further details on the reserve for possible credit losses and net loan charge-offs, see Analysis of Credit Loss Experience on page 34.

NONACCRUAL, RESTRUCTURED AND PAST DUE OUTSTANDINGS AND DOMESTIC ORE ACQUIRED

------------------------------------------------------------------------------------------------------------------------------------
NONACCRUAL AND RESTRUCTURED OUTSTANDINGS AND DOMESTIC ORE
------------------------------------------------------------------------------------------------------------------------------------
                                                                              June 30,             December 31,           June 30,
($ in millions)                                                                 1995                  1994                   1994
------------------------------------------------------------------------------------------------------------------------------------
Domestic Outstandings:
   Commercial Real Estate..............................................        $195                   $266                   $330
   Commercial and Industrial...........................................         150                    109                    173
   Other...............................................................         140                    135                    196
------------------------------------------------------------------------------------------------------------------------------------
Domestic Outstandings                                                           485                    510                    699
------------------------------------------------------------------------------------------------------------------------------------
Overseas Outstandings:
   Refinancing Countries...............................................          48                     54                     60
   Commercial Real Estate..............................................           5                      8                     10
   Commercial and Industrial...........................................          44                     47                     38
   Other...............................................................          45                     41                     56
------------------------------------------------------------------------------------------------------------------------------------
Overseas Outstandings                                                           142                    150                    164
------------------------------------------------------------------------------------------------------------------------------------
Total Nonaccrual and Restructured Outstandings                                 $627*                  $660                   $863
------------------------------------------------------------------------------------------------------------------------------------
Domestic ORE                                                                   $194                   $251                   $589
------------------------------------------------------------------------------------------------------------------------------------
   As a % of Total Gross Assets:
     Nonaccrual and Restructured Outstandings                                   .52%                   .57%                   .74%
     Nonaccrual and Restructured Outstandings and Domestic ORE                  .68                    .79                   1.25
------------------------------------------------------------------------------------------------------------------------------------

* Considered impaired loans as defined by SFAS 114, with the exception of $132 million, principally consumer loans.

The substantial decrease in nonaccrual and restructured outstandings at June 30, 1995, as compared with June 30, 1994 was due to repayments, charge-offs and transfers to accrual status.

   Nonaccrual loans that have been restructured but remain in nonaccrual status amounted to $63 million, $44 million and $52 million at June 30, 1995, December 31, 1994 and June 30, 1994, respectively, and continue to be included in the preceding table.

------------------------------------------------------------------------------------------------------------------------------------
NEGATIVE IMPACT OF NONACCRUAL AND RESTRUCTURED OUTSTANDINGS
------------------------------------------------------------------------------------------------------------------------------------
                                                                               Second Quarter                    Six Months
($ in millions)                                                             1995            1994             1995        1994
------------------------------------------------------------------------------------------------------------------------------------
Interest Revenue That Would Have Been
   Recorded Under Original Terms.....................................        $18             $18              $29        $34
Interest Revenue Actually Realized...................................          4               2                6          6
------------------------------------------------------------------------------------------------------------------------------------
Negative Impact on Interest Revenue                                          $14             $16              $23        $28
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
ACCRUING LOANS PAST DUE 90 DAYS OR MORE
------------------------------------------------------------------------------------------------------------------------------------
                                                                              June 30,             December 31,           June 30,
($ in millions)                                                                 1995                  1994                  1994
------------------------------------------------------------------------------------------------------------------------------------
Domestic Loans:
   Consumer*...........................................................         $154                  $192                  $164
   Commercial Real Estate..............................................            3                     8                     5
   Commercial and Other................................................            9                    19                    18
------------------------------------------------------------------------------------------------------------------------------------
Total Domestic Loans...................................................          166                   219                   187
------------------------------------------------------------------------------------------------------------------------------------
Overseas Loans.........................................................          167                   181                    37
------------------------------------------------------------------------------------------------------------------------------------
Total Accruing Loans Past Due 90 Days or More                                   $333                  $400                  $224
------------------------------------------------------------------------------------------------------------------------------------

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

Financial Ratios
The Chase Manhattan Corporation and Subsidiaries

                                                                                                    Six Months Ended
                                                                1995                  1994              June 30,
                                                        ----------------------------------------------------------------------------
                                                        2nd Qtr.      1st Qtr.       2nd Qtr.        1995         1994
------------------------------------------------------------------------------------------------------------------------------------
Earnings Ratios
Net Income as a Percentage of Average:
   Total Assets ......................................        .88%          .85%         1.03%         .87%        1.15%
   Common Stockholders' Equity* ......................      14.22         13.43         16.11        13.83        18.11
   Total Stockholders' Equity ........................      13.33         12.68         14.80        13.01        16.48
------------------------------------------------------------------------------------------------------------------------------------
Leverage Ratios--Averages
Common Stockholders' Equity as a % of Total Assets....       5.52%         5.59%         5.70%        5.55%        5.72%
Total Stockholders' Equity as a % of Total Assets.....       6.61          6.72          6.98         6.66         6.96
------------------------------------------------------------------------------------------------------------------------------------
Common Stockholders' Equity Per Common Share .........     $41.09        $40.12        $37.64
------------------------------------------------------------------------------------------------------------------------------------
Capital Ratios at Quarter End**
Common Stockholders' Equity as a % of Total Assets....       6.04%         5.90%         6.08%
Total Stockholders' Equity as a % of Total Assets.....       7.22          7.06          7.32
Tier I Leverage ......................................       7.19          7.37          7.47
Tier I Capital as a % of Net Risk-Weighted Assets.....       8.22          8.32          8.71
Total Capital as a % of Net Risk-Weighted Assets .....      12.99         12.91         13.32
------------------------------------------------------------------------------------------------------------------------------------

*       Based on Net Income, adjusted as applicable.

** Based on Federal Reserve Board definitions. Risk-based capital and leverage ratios exclude the equity, assets and off-balance sheet positions of Chase Securities Inc., the Corporation's U.S. underwriting and dealing subsidiary.

------------------------------------------------------------------------------------------------------------------------------------
The Chase Manhattan Bank, N.A. and Subsidiaries
Capital Ratios at Quarter End*
   Tier I Leverage.......................................     7.01%         7.18%          6.93%
   Tier I Capital as a % of Net Risk-Weighted Assets.....     8.24          8.20           8.24
   Total Capital as a % of Net Risk-Weighted Assets......    11.62         11.80          12.08
------------------------------------------------------------------------------------------------------------------------------------

*       Based on Office of the Comptroller of the Currency definition.


Stockholder Data
The Chase Manhattan Corporation and Subsidiaries

                                                                                                                  Six Months Ended
                                                                              1995                 1994               June 30,
                                                                   -----------------------------------------------------------------
($ in millions, except per share data)                               2nd Qtr.      1st Qtr.      2nd Qtr.        1995          1994
------------------------------------------------------------------------------------------------------------------------------------
Quarterly Cash Dividends:
Common Stock:
   Per Share ..................................................      $   .45       $   .40       $  .33       $   .85       $   .66
   Aggregate ..................................................      $ 79.8        $ 70.9        $61.0        $150.7        $121.9
Preferred Stock:
   Floating Rate Series F .....................................         --            --           5.4           --            8.8
   10 1/2% Series G ...........................................         3.7           3.7          3.7           7.4           7.4
   9.76% Series H .............................................         2.5           2.5          2.5           5.0           5.0
   10.84% Series I ............................................         5.4           5.4          5.4          10.8          10.8
   9.08% Series J .............................................         3.4           3.4          3.4           6.8           6.8
   8-1/2% Series K ............................................         3.6           3.6          3.6           7.2           7.2
   8.32% Series L .............................................         5.0           5.0          5.0          10.0          10.0
   8.40% Series M .............................................         3.6           3.6          3.6           7.2           7.2
   Floating Rate Series N .....................................         3.6           3.8          2.0           7.4           2.0
------------------------------------------------------------------------------------------------------------------------------------
Total Preferred Stock                                                  30.8          31.0         34.6          61.8          65.2
------------------------------------------------------------------------------------------------------------------------------------
Total Cash Dividends                                                 $110.6        $101.9        $95.6        $212.5        $187.1
------------------------------------------------------------------------------------------------------------------------------------
Cash Dividends Paid on Common Stock as a Percentage of Net
   Income Applicable to Common Stock                                   31.9%         30.9%        22.4%         31.4%         20.1%
Total Cash Dividends Paid as a Percentage of Net Income                39.3          39.1         31.0          39.2          27.8
------------------------------------------------------------------------------------------------------------------------------------

Consolidated Statement of Condition
The Chase Manhattan Bank, N.A. and Subsidiaries

                                                                                     June 30,   December 31,   June 30,
($ in millions)                                                                        1995         1994          1994
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and Due from Banks .........................................................     $ 4,279      $ 4,518      $ 4,658
Interest-Bearing Deposits Placed with Banks .....................................       6,752        7,002        6,139
Federal Funds Sold and Securities Purchased Under Resale Agreements .............       1,665        3,824        3,552
Trading Account Assets ..........................................................      13,434       13,088       18,831
Investment Securities:
   Held to Maturity (Market Value of $1,956, $1,739 and $1,094, Respectively) ...       1,953        1,760        1,086
   Available for Sale ...........................................................       4,434        4,502        4,775
------------------------------------------------------------------------------------------------------------------------------------
     Total Investment Securities ................................................       6,387        6,262        5,861
Loans ...........................................................................      54,881       50,607       48,765
Reserve for Possible Credit Losses ..............................................      (1,114)      (1,092)      (1,107)
Customers' Liability on Acceptances .............................................         960          520          633
Accrued Interest Receivable .....................................................         902          966          597
Premises and Equipment ..........................................................       1,824        1,759        1,653
Other Assets ....................................................................       7,423        6,525        5,124
------------------------------------------------------------------------------------------------------------------------------------
       Total Assets .............................................................     $97,393      $93,979      $94,706
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholder's Equity
Deposits:
   Domestic Offices:
     Noninterest-Bearing ........................................................     $11,207      $11,648      $11,442
     Interest-Bearing ...........................................................      19,441       17,888       19,003
   Overseas Offices:
     Noninterest-Bearing ........................................................       3,024        2,320        2,859
     Interest-Bearing ...........................................................      32,318       33,645       30,475
------------------------------------------------------------------------------------------------------------------------------------
       Total Deposits ...........................................................      65,990       65,501       63,779
Federal Funds Purchased and Securities Sold Under Repurchase Agreements .........       2,471        2,580        1,456
Other Short-Term Borrowings .....................................................       1,455        2,308        2,027
Trading Account Liabilities .....................................................      10,479        8,066       12,831
Acceptances Outstanding .........................................................         967          525          644
Accrued Interest Payable ........................................................         569          574          399
Accounts Payable, Accrued Expenses and Other Liabilities ........................       5,657        4,620        4,276
Intermediate- and Long-Term Debt ................................................       2,408        2,803        2,544
------------------------------------------------------------------------------------------------------------------------------------
       Total Liabilities                                                               89,996       86,977       87,956
------------------------------------------------------------------------------------------------------------------------------------
Stockholder's Equity:
   Capital Stock ( $15 Par Value):
                                         6/30/95     12/31/94        6/30/94
                                         -------     --------        -------
Number of Shares:
     Authorized                       81,744,445   81,744,445     81,744,445
     Outstanding                      61,425,980   61,038,415     60,874,205.....         921          916          913
   Surplus.......................................................................       4,869        4,656        4,615
   Net Unrealized Losses on Investment Securities - Available for Sale...........         (47)         (65)         (25)
   Undivided Profits ............................................................       1,654        1,495        1,247
------------------------------------------------------------------------------------------------------------------------------------
       Total Stockholder's Equity                                                       7,397        7,002        6,750
------------------------------------------------------------------------------------------------------------------------------------
       Total Liabilities and Stockholder's Equity                                     $97,393      $93,979      $94,706
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes on page 8 are an integral part of the financial statements.

Member Federal Deposit Insurance Corporation

Average Balances, Interest and Average Rates - Taxable Equivalent
The Chase Manhattan Corporation and Subsidiaries

                                                                                               Second Quarter
                                                                     ---------------------------------------------------------------
                                                                                   1995                              1994
                                                                     ---------------------------------------------------------------
                                                                     Average               Average    Average               Average
($ in millions, based on daily averages)                             Balance    Interest   Rate       Balance   Interest    Rate
------------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-Earning Assets:
Interest-Bearing Deposits Placed with Banks........................   $  7,601   $  151    7.97%    $ 6,931      $  127     7.35%
Federal Funds Sold and Securities Purchased Under Resale
 Agreements........................................................     15,340      269    7.02      13,594         490    14.45
Trading Account Assets-Interest-Earning*...........................      7,140       98    5.52       8,255          92     4.47
Investment Securities:
   Held to Maturity
     Taxable.......................................................      1,679       26    6.19       1,124          35    12.50
     Tax-Exempt....................................................        304        8   10.76         369          11    11.47
------------------------------------------------------------------------------------------------------------------------------------
   Total Held to Maturity                                                1,983       34    6.89       1,493          46    12.24
   Available for Sale:
     Taxable.......................................................      5,124       85    6.65       5,958         178    11.96
     Tax-Exempt....................................................         60        1    6.22          12          --       --
------------------------------------------------------------------------------------------------------------------------------------
   Total Available for Sale........................................      5,184       86    6.65**     5,970         178    11.96**
------------------------------------------------------------------------------------------------------------------------------------
Total Investment Securities........................................      7,167      120    6.72       7,463         224    12.02
Loans:
   Domestic Offices................................................     46,866    1,115    9.54      43,456         915     8.45
   Overseas Offices................................................     17,456      361    8.30      17,128         461    10.79
------------------------------------------------------------------------------------------------------------------------------------
Total Loans........................................................     64,322    1,476    9.20      60,584       1,376     9.11
Reserve for Possible Credit Losses***..............................     (1,407)      --      --      (1,445)         --       --
Accelerated Disposition Portfolio-Interest-Earning.................         --       --      --          45           2    15.90
------------------------------------------------------------------------------------------------------------------------------------
Total Interest-Earning Assets***, Net                                  100,163    2,114    8.35      95,427       2,311     9.57
------------------------------------------------------------------------------------------------------------------------------------
Summary--Gross Interest-Earning Assets:
Domestic Offices...................................................     70,954    1,476    8.35      66,073       1,150     6.98
Overseas Offices...................................................     30,616      638    8.35      30,799       1,161    15.12
------------------------------------------------------------------------------------------------------------------------------------
Total Gross Interest-Earning Assets                                    101,570   $2,114    8.35%     96,872      $2,311     9.57%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-Earning Assets:
Cash and Due from Banks............................................      5,504                        5,847
Trading Account Assets-Noninterest-Earning****....................      12,665                        9,325
Customers' Liability on Acceptances................................        897                          696
Premises and Equipment.............................................      1,939                        1,798
Accrued Interest Receivable........................................      1,068                          904
Other Assets.......................................................      5,825                        5,007
------------------------------------------------------------------------------------------------------------------------------------
Total Noninterest-Earning Assets                                        27,898                       23,577
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                          $128,061                     $119,004
------------------------------------------------------------------------------------------------------------------------------------

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

Average Balances, Interest and Average Rates - Taxable Equivalent
The Chase Manhattan Corporation and Subsidiaries

                                                                                                  Second Quarter
                                                                       -------------------------------------------------------------
                                                                                       1995                           1994
                                                                       -------------------------------------------------------------
                                                                         Average              Average    Average             Average
($ in millions, based on daily averages)                                 Balance    Interest  Rate       Balance  Interest   Rate
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
   Domestic Offices:
     Savings and Negotiable Order of Withdrawal Deposits...............   $  5,039    $   30    2.37%     $  5,595   $   26    1.88%
     Money Market Deposits.............................................      9,369        92    3.96        10,918       47    1.73
     Negotiable Certificates of Deposit................................        846        18    8.51         1,358       25    7.48
     Other Time Deposits...............................................      5,783        61    4.23         6,732       74    4.35
------------------------------------------------------------------------------------------------------------------------------------
   Total Domestic Offices                                                   21,037       201    3.84        24,603      172    2.80
   Overseas Offices                                                         35,827       463    5.18        31,732      482    6.09
------------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Deposits........................................     56,864       664    4.68        56,335      654    4.65
Federal Funds Purchased and Securities Sold Under Repurchase
 Agreements............................................................     19,053       306    6.43        14,317      176    4.93
Other Short-Term Borrowings:
   Domestic Offices....................................................      3,612       120   13.29         3,013       48    6.43
   Overseas Offices....................................................        757        36   19.43         1,282      432  135.22
------------------------------------------------------------------------------------------------------------------------------------
Total Other Short-Term Borrowings......................................      4,369       156   14.35         4,295      480   44.86
Intermediate- and Long-Term Debt.......................................      5,476       100    7.33         5,360       77    5.73
------------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities                                          85,762     1,226    5.73        80,307    1,387    6.93
------------------------------------------------------------------------------------------------------------------------------------
Summary--Interest-Bearing Liabilities:
Domestic Offices.......................................................     57,827       853    5.92        50,628      469    3.71
Overseas Offices.......................................................     27,935       373    5.35        29,679      918   12.42
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-Bearing Liabilities:
Deposits in Domestic Offices...........................................     12,040                          13,271
Deposits in Overseas Offices...........................................      2,586                           2,574
Trading Account Liabilities*...........................................     14,026                          10,939
Acceptances Outstanding................................................        903                             705
Accounts Payable, Accrued Expenses and Other Liabilities...............      4,280                           2,896
------------------------------------------------------------------------------------------------------------------------------------
Total Noninterest-Bearing Liabilities                                       33,835                          30,385
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                          119,597                         110,692
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Nonredeemable Preferred Stock..........................................      1,400                           1,532
Common Stockholders' Equity............................................      7,064                           6,780
------------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                   8,464                           8,312
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                $128,061                        $119,004
------------------------------------------------------------------------------------------------------------------------------------
Taxable Equivalent Net Interest Revenue and Average Interest Rate Spread              $  888    2.62%                $  924    2.64%
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue as a Percentage of Gross Interest-Earning Assets                           3.51%                          3.83%
------------------------------------------------------------------------------------------------------------------------------------

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

Average Balances, Interest and Average Rates - Taxable Equivalent
The Chase Manhattan Corporation and Subsidiaries

                                                                                              Six Months Ended
                                                                      --------------------------------------------------------------
                                                                              June 30, 1995                     June 30, 1994
                                                                      --------------------------------------------------------------
                                                                      Average                Average    Average              Average
($ in millions, based on daily averages)                              Balance    Interest    Rate       Balance    Interest  Rate
------------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-Earning Assets:
Interest-Bearing Deposits Placed with Banks........................   $  7,942    $  294    7.46%      $ 6,571     $  257     7.89%
Federal Funds Sold and Securities Purchased Under Resale
 Agreements........................................................     15,086       519    6.93        12,199        815    13.48
Trading Account Assets--Interest-Earning*..........................      8,002       212    5.35         7,689        211     5.52
Investment Securities:
   Held to Maturity
     Taxable.......................................................      1,705        52    6.23         1,040         69    13.37
     Tax-Exempt....................................................        312        17   10.82           382         22    11.60
------------------------------------------------------------------------------------------------------------------------------------
   Total Held to Maturity                                                2,017        69    6.94         1,422         91    12.90
   Available for Sale
     Taxable.......................................................      5,172       179    6.96         6,549        343    10.54
     Tax-Exempt....................................................         74         2    6.50             7         --       --
------------------------------------------------------------------------------------------------------------------------------------
   Total Available for Sale........................................      5,246       181    6.95**       6,556        343    10.54**
------------------------------------------------------------------------------------------------------------------------------------
Total Investment Securities........................................      7,263       250    6.95         7,978        434    10.96
Loans:
   Domestic Offices................................................     46,551     2,185    9.47        43,803      1,807     8.32
   Overseas Offices................................................     16,921       702    8.36        17,122        870    10.25
------------------------------------------------------------------------------------------------------------------------------------
Total Loans........................................................     63,472     2,887    9.17        60,925      2,677     8.86
Reserve for Possible Credit Losses***..............................     (1,405)       --      --        (1,443)        --       --
Accelerated Disposition Portfolio--Interest-Earning................         --        --      --            73          5    14.12
------------------------------------------------------------------------------------------------------------------------------------
Total Interest-Earning Assets***, Net                                  100,360     4,162    8.25        93,992      4,399     9.29
------------------------------------------------------------------------------------------------------------------------------------
Summary--Gross Interest-Earning Assets:
Domestic Offices...................................................     70,900     2,911    8.28        64,789      2,225     6.92
Overseas Offices...................................................     30,865     1,251    8.18        30,646      2,174    14.31
------------------------------------------------------------------------------------------------------------------------------------
Total Gross Interest-Earning Assets                                    101,765    $4,162    8.25%       95,435     $4,399     9.29%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-Earning Assets:
Cash and Due from Banks............................................      5,798                           6,009
Trading Account Assets--Noninterest-Earning****....................     10,435                           9,362
Customers' Liability on Acceptances................................        835                             701
Premises and Equipment.............................................      1,925                           1,794
Accrued Interest Receivable........................................      1,106                             864
Other Assets.......................................................      5,543                           5,324
------------------------------------------------------------------------------------------------------------------------------------
Total Noninterest-Earning Assets                                        25,642                          24,054
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                          $126,002                        $118,046
------------------------------------------------------------------------------------------------------------------------------------

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

Average Balances, Interest and Average Rates - Taxable Equivalent
The Chase Manhattan Corporation and Subsidiaries

                                                                                                 Six Months Ended
                                                                       -------------------------------------------------------------
                                                                                 June 30, 1995                   June 30, 1994
                                                                       -------------------------------------------------------------
                                                                         Average              Average    Average             Average
($ in millions, based on daily averages)                                 Balance    Interest  Rate       Balance   Interest  Rate
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
   Domestic Offices:
     Savings and Negotiable Order of Withdrawal Deposits...............   $  5,102    $   59    2.33%     $  5,603   $   50    1.82%
     Money Market Deposits.............................................      9,395       175    3.74        11,215       81    1.45
     Negotiable Certificates of Deposit................................        923        37    8.11         1,439       52    7.27
     Other Time Deposits...............................................      5,730       111    3.88         6,980      139    4.03
------------------------------------------------------------------------------------------------------------------------------------
   Total Domestic Offices                                                   21,150       382    3.63        25,237      322    2.58
   Overseas Offices                                                         36,007       932    5.22        30,895      856    5.59
------------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Deposits........................................     57,157     1,314    4.63        56,132    1,178    4.23
Federal Funds Purchased and Securities Sold Under Repurchase
 Agreements............................................................     18,976       600    6.37        13,545      300    4.47
Other Short-Term Borrowings:
   Domestic Offices....................................................      3,650       208   11.53         2,922       91    6.28
   Overseas Offices....................................................        778        67   17.35         1,239      795  129.36
------------------------------------------------------------------------------------------------------------------------------------
Total Other Short-Term Borrowings......................................      4,428       275   12.55         4,161      886   42.93
Intermediate- and Long-Term Debt.......................................      5,338       194    7.33         5,461      153    5.65
------------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities                                          85,899     2,383    5.59        79,299    2,517    6.40
------------------------------------------------------------------------------------------------------------------------------------
Summary--Interest-Bearing Liabilities:
Domestic Offices.......................................................     57,735     1,631    5.69        50,485      856    3.42
Overseas Offices.......................................................     28,164       752    5.39        28,814    1,661   11.62
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-Bearing Liabilities:
Deposits in Domestic Offices...........................................     12,325                          13,676
Deposits in Overseas Offices...........................................      2,501                           2,526
Trading Account Liabilities*...........................................     11,937                          10,431
Acceptances Outstanding................................................        840                             709
Accounts Payable, Accrued Expenses and Other Liabilities...............      4,105                           3,191
------------------------------------------------------------------------------------------------------------------------------------
Total Noninterest-Bearing Liabilities                                       31,708                          30,533
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                          117,607                         109,832
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Nonredeemable Preferred Stock..........................................      1,400                           1,466
Common Stockholders' Equity............................................      6,995                           6,748
------------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                   8,395                           8,214
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                $126,002                        $118,046
------------------------------------------------------------------------------------------------------------------------------------
Taxable Equivalent Net Interest Revenue and Average Interest Rate
 Spread                                                                               $1,779    2.66%                $1,882    2.89%
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue as a Percentage of Gross Interest-Earning Assets                           3.53%                          3.98%
------------------------------------------------------------------------------------------------------------------------------------

* Includes short sales, and foreign exchange, interest rate, and commodity derivative contracts.

Note: Average rates for overseas offices in the above table reflect significantly lower Brazilian rates due to the significant decrease in Brazilian inflation beginning in the third quarter of 1994.

INVESTMENT SECURITIES
The Chase Manhattan Corporation and Subsidiaries

------------------------------------------------------------------------------------------------------------------------------------
SECURITIES--HELD TO MATURITY
------------------------------------------------------------------------------------------------------------------------------------
                                                        June 30, 1995                       December 31, 1994         June 30, 1994
------------------------------------------------------------------------------------------------------------------------------------
                                                              Gross        Gross
                                             Amortized    Unrealized  Unrealized   Fair     Amortized    Fair     Amortized    Fair
($ in millions)                                   Cost         Gains      Losses  Value*         Cost   Value*         Cost   Value*
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury Securities ...................     $  113        $--        $--     $  113     $  115     $  115     $  120     $  120
Federal Agency Securities** ................        413         --          6        407        452        431        511        497
State and Political Subdivision
   Securities ..............................        304          6          1        309        335        334        366        376
Other Bonds, Notes and
   Debentures:
     Securities Issued by OECD
       Central Governments
         and their Agencies*** .............        806          6          2        810        724        716        204        202
     Securities Issued by Other
       Foreign Central
         Governments and
           their Agencies ..................          7         --         --          7         10         10          9          9
     Privately-Issued Mortgage-
       Backed Securities ...................         32          1         --         33         33         33         32         33
     Corporate and Other Debt
       Securities ..........................        141         --         --        141        229        229        230        231
------------------------------------------------------------------------------------------------------------------------------------
Total Other Bonds, Notes
   and Debentures ..........................        986          7          2        991        996        988        475        475
------------------------------------------------------------------------------------------------------------------------------------
Federal Reserve Bank and
   Other Stock Investments .................        188         --         --        188        186        186        179        179
------------------------------------------------------------------------------------------------------------------------------------
Total                                            $2,004        $13        $ 9     $2,008     $2,084     $2,054     $1,651     $1,647
------------------------------------------------------------------------------------------------------------------------------------

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

Note: Interest and dividends on investment securities at historical cost in terms of taxable interest income, nontaxable interest income, and dividends for the second quarter and the first six months of 1995 were:
        $23 million, $5 million and $3 million; and $46 million, $11 million and $6 million, respectively; and for the second quarter and first six months of 1994, such amounts were: $32 million, $7 million and $3 million; and $64 million, $14 million and $5 million, respectively.

INVESTMENT SECURITIES
The Chase Manhattan Corporation and Subsidiaries

------------------------------------------------------------------------------------------------------------------------------------
SECURITIES--AVAILABLE FOR SALE
------------------------------------------------------------------------------------------------------------------------------------
                                                        June 30, 1995                       December 31, 1994         June 30, 1994
------------------------------------------------------------------------------------------------------------------------------------
                                                        Gross        Gross
                                        Amortized  Unrealized   Unrealized    Fair     Amortized      Fair     Amortized      Fair
($ in millions)                              Cost       Gains       Losses   Value*         Cost      Value*        Cost     Value*
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury Securities ...........      $2,089        $  4        $ 28      $2,065      $2,445      $2,418      $2,393      $2,382
Federal Agency Securities** ........         536          --          13         523         646         621         668         648
State and Political Subdivision
   Securities ......................          33          --          --          33          89          88          23          23
Other Bonds, Notes and
   Debentures:
     Securities Issued by OECD
       Central Governments
         and their Agencies*** .....         860           3          24         839         537         522         636         622
     Securities Issued by Other
       Foreign Central
         Governments and
           their Agencies ..........         846           2         106         742         811         714       1,105       1,006
     Privately-Issued Mortgage-
       Backed Securities ...........          75          --          --          75          77          76          83          82
     Corporate and Other Debt
       Securities ..................         213          16           4         225         173         188         213         229
------------------------------------------------------------------------------------------------------------------------------------
Total Other Bonds, Notes
   and Debentures                          1,994          21         134       1,881       1,598       1,500       2,037       1,939
------------------------------------------------------------------------------------------------------------------------------------
Federal Reserve Bank and
   Other Stock Investments .........         481         125           2         604         422         508         348         483
------------------------------------------------------------------------------------------------------------------------------------
Total                                     $5,133        $150        $177      $5,106      $5,200      $5,135      $5,469      $5,475
------------------------------------------------------------------------------------------------------------------------------------

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


Note: Interest and dividends on investment securities available for sale in terms of taxable interest income, nontaxable interest income and dividends for the second quarter and first six months of 1995 were: $82 million, $1 million and $2 million; and $174 million, $2 million and $3 million, respectively; and for the second quarter and first six months of 1994 were: $177 million, none and $1 million; and $340 million, none and $3 million, respectively.

Average Loan Balances
The Chase Manhattan Corporation and Subsidiaries

                                                                     1995                  1994            Six Months Ended June 30,
                                                         ---------------------------------------------------------------------------
($ in millions, based on daily averages)                 2nd Quarter     1st Quarter     2nd Quarter            1995           1994
------------------------------------------------------------------------------------------------------------------------------------
Domestic Offices:
   Wholesale:
     Commercial Real Estate .......................         $ 1,917          $ 2,165         $ 2,953          $ 2,043        $ 3,014
     Commercial and Industrial.....................           8,877            8,447           8,459            8,661          8,415
     Financial Institutions........................             719              686           1,049              703          1,126
     Lease Financings .............................             825              845             790              834            808
     Other Wholesale...............................           1,007            1,015           1,230            1,011          1,455
Consumer:
     Secured by 1-4 Family Residential Properties..          15,436           14,882          13,891           15,160         13,914
     Credit Card...................................           7,135            7,607           6,283            7,370          6,265
     Lease Financings .............................           1,249            1,045             707            1,148            682
     Auto Loans....................................           6,716            6,270           4,996            6,494          4,692
     Other Consumer................................           3,176            3,452           3,279            3,313          3,609
------------------------------------------------------------------------------------------------------------------------------------
Total Domestic Offices, Gross......................          47,057           46,414          43,637           46,737         43,980
Less: Unearned Discount and Fee Revenue............             191              181             181              186            177
------------------------------------------------------------------------------------------------------------------------------------
Total Domestic Offices                                       46,866           46,233          43,456           46,551         43,803
------------------------------------------------------------------------------------------------------------------------------------
Overseas Offices, Gross............................          17,511           16,433          17,175           16,975         17,167
Less: Unearned Discount and Fee Revenue............              55               54              47               54             45
------------------------------------------------------------------------------------------------------------------------------------
Total Overseas Offices                                       17,456           16,379          17,128           16,921         17,122
------------------------------------------------------------------------------------------------------------------------------------
Total Average Loans                                         $64,322          $62,612         $60,584          $63,472        $60,925
------------------------------------------------------------------------------------------------------------------------------------

Analysis of Credit Loss Experience
The Chase Manhattan Corporation and Subsidiaries

                                                                      1995                  1994        Six Months Ended June 30,
                                                          --------------------------------------------------------------------------
($ in millions)                                           2nd Quarter     1st Quarter      2nd Quarter    1995          1994
------------------------------------------------------------------------------------------------------------------------------------
Reserve for Possible Credit Losses at
   Beginning of Period ...................................     $1,419        $1,414        $1,429       $1,414        $1,425
Net Loan Charge-Offs:
   Domestic Loans:
     Commercial Real Estate ..............................        (12)           (2)           51          (14)          102
     Commercial and Industrial ...........................          6           (14)            1           (8)           (3)
     Financial Institutions ..............................         --            --            --           --            12
     Lease Financings ....................................         (1)           (1)            3           (2)            4
     Consumer ............................................         92            90            91          182           187
     Other ...............................................         --            (5)           --           (5)           --
------------------------------------------------------------------------------------------------------------------------------------
       Total Domestic Net Loan Charge-Offs                         85            68           146          153           302
------------------------------------------------------------------------------------------------------------------------------------
   International Loans:
     Commercial and Industrial ...........................         (2)           (7)           --           (9)           11
     Financial Institutions ..............................         --            --            --           --            (1)
     Consumer ............................................          1             1            --            2            --
     Foreign Governments and Official Institutions .......         --            --            --           --           (10)
     Other ...............................................         (7)           --            --           (7)           --
------------------------------------------------------------------------------------------------------------------------------------
       Total International Net Loan Charge-Offs                    (8)           (6)           --          (14)           --
------------------------------------------------------------------------------------------------------------------------------------
     Total Net Loan Charge-Offs ..........................         77            62           146          139           302
------------------------------------------------------------------------------------------------------------------------------------
Provision for Credit Losses Charged to Expenses ..........         75            65           150          140           310
Foreign Exchange Translation Adjustments .................         (1)            2             2            1             2
------------------------------------------------------------------------------------------------------------------------------------
Reserve For Possible Credit Losses at End of Period            $1,416        $1,419        $1,435       $1,416        $1,435
------------------------------------------------------------------------------------------------------------------------------------

INTERMEDIATE- AND LONG-TERM DEBT

The Chase Manhattan Corporation and Subsidiaries

Intermediate- and Long-Term Debt consists of obligations having an original maturity at issuance of more than one year. A summary of Intermediate- and Long-Term Debt, net of unamortized original issue discount, outstanding at June 30, 1995 and December 31, 1994 and certain applicable terms is presented below.

====================================================================================================================================
                                                                                  Modified         Amount Outstanding
                                                                    Maturity      Interest       June 30,    December 31,   Other
($ in millions)                                                         Date         Rate*         1995          1994      Data**
------------------------------------------------------------------------------------------------------------------------------------
Company:
   Medium-Term Notes ......................................        1995--1997  7.59--9.61%   $  266       $   321
   Floating Rate Medium-Term Notes ........................              1995        6.29        25            58
   Notes ..................................................              1996        7.81       250           250            T
   Notes ..................................................              1997        7.10       227           227            T
   Floating Rate Subordinated Notes .......................              1997        6.31       175           175          S,T
   Subordinated Notes .....................................              1997        7.50       200           200          S,T
   Non-U.S. Currency Borrowings ...........................              1998        5.30        59            52
   Floating Rate Notes ....................................              1999        6.70        10            10            R
   Subordinated Medium-Term Notes .........................              1999  7.35--7.89       175           175          S,T
   Subordinated Notes (Three Issues) ......................              1999  6.98--10.00      675           675          S,T
   Floating Rate Subordinated Notes .......................              2000        6.19       250           250        S,R,T
   Subordinated Notes .....................................              2000        7.04       150            --        S,R,T
   Subordinated Notes (Two Issues) ........................              2001  8.32--9.38       350           350          S,T
   Subordinated Medium-Term Notes .........................        2001--2010  5.96--7.30       114             9        S,R,T
   Subordinated Notes (Two Issues) ........................              2002  6.56--6.94       250            --        S,R,T
   Subordinated Notes .....................................              2003        7.42       200           200          S,T
   Floating Rate Subordinated Notes (Three Issues) ........              2003  6.19--6.38       333           333          S,T
   Subordinated Notes (Two Issues) ........................              2004  6.36--6.71       297           297        S,R,T
   Subordinated Notes .....................................              2005        6.38       150            --        S,R,T
   Subordinated Notes .....................................              2005        6.50       198           198          S,T
   Subordinated Notes (Two Issues) ........................              2008  6.63--6.97       298           298          S,T
   Subordinated Notes .....................................              2009        6.91       149           149          S,T
   Floating Rate Subordinated Notes .......................              2009        6.19       274           311        S,R,T
   Other Borrowings .......................................        1995--1996        ***          9             5
------------------------------------------------------------------------------------------------------------------------------------
       Total                                                                                  5,084         4,543
------------------------------------------------------------------------------------------------------------------------------------
Bank:
   Floating Rate Subordinated Note ........................              1996        8.50        --           400          S,C
   Subordinated Note Issued with Equity Contract ..........              1999        9.25       150           150          S,C
   Subordinated Note ......................................              1999        6.25       260           260          S,C
   Fixed Rate Subordinated Notes  (Three Issues) ..........              2010        9.00     1,100         1,100          S,C
   Subordinated Notes (Two Issues) ........................              2012        9.00       450           450          S,C
   Other Borrowings .......................................        1995--2013        ***        448           443
------------------------------------------------------------------------------------------------------------------------------------
       Total                                                                                  2,408         2,803
------------------------------------------------------------------------------------------------------------------------------------
Other Subsidiaries:
   Subordinated Notes (Three Issues) ......................        1997--1998  5.63--7.25       270           235          S,C
   Subordinated Note ......................................              2012        9.00       250           250          S,C
   Other Borrowings .......................................        1995--2014        ***         36            84
------------------------------------------------------------------------------------------------------------------------------------
       Total                                                                                    556           569
------------------------------------------------------------------------------------------------------------------------------------
Less: Investment by the Company in a Subordinated Note Issued
     with Equity Contract of the Bank and other Subordinated
       Notes................................................                                  2,480         2,845          S,C
------------------------------------------------------------------------------------------------------------------------------------
Total Intermediate-and Long-Term Debt                                                        $5,568        $5,070
------------------------------------------------------------------------------------------------------------------------------------

* The interest rates shown have been adjusted to reflect the effect of ALM derivative contracts, primarily interest rate swaps, used to convert a majority of the Company's fixed rate debt to floating rates. The interest rates shown for floating rate issues, including the aforementioned converted issues, are those in effect at June 30, 1995 or in the case of those issues redeemed in 1995 at the date of redemption. Such floating interest rates are determined by formulas, subject to certain minimum rates.

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

Consolidated Statement of Income (Five Quarters)
The Chase Manhattan Corporation and Subsidiaries

                                                                          1995                                 1994
------------------------------------------------------------------------------------------------------------------------------------
($ in millions, except per share data)                           2nd Quarter   1st Quarter    4th Quarter  3rd Quarter  2nd Quarter
------------------------------------------------------------------------------------------------------------------------------------
Interest Revenue
   Interest and Fees On Loans .................................      $1,474       $1,409        $1,341        $1,252       $1,376
   Interest On Deposits Placed With Banks .....................         151          143           133           108          127
   Interest and Dividends on Investment Securities:
     Held to Maturity .........................................          31           32            32            29           42
     Available for Sale .......................................          85           94            92            90          178
   Interest On Federal Funds Sold and Securities Purchased
     Under Resale Agreements ..................................         269          250           228           233          490
   Interest On Trading Account Assets .........................          98          114           121            89           92
------------------------------------------------------------------------------------------------------------------------------------
     Total Interest Revenue                                           2,108        2,042         1,947         1,801        2,305
------------------------------------------------------------------------------------------------------------------------------------
Interest Expense
   Deposits ...................................................         664          650           609           538          654
   Federal Funds Purchased and Securities Sold Under
     Repurchase Agreements ....................................         306          294           256           203          176
   Commercial Paper ...........................................          28           26            23            16           17
   Other Short-Term Borrowings ................................         128           93            72            52          463
   Intermediate- and Long-Term Debt ...........................         100           94            83            76           77
------------------------------------------------------------------------------------------------------------------------------------
     Total Interest Expense                                           1,226        1,157         1,043           885        1,387
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue ..........................................         882          885           904           916          918
Provision for Possible Credit Losses ..........................          75           65            90           100          150
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue After Provision for Possible Credit
  Losses                                                                807          820           814           816          768
------------------------------------------------------------------------------------------------------------------------------------
Other Operating Revenue
   Fees and Commissions .......................................         483          469           492           458          480
   Foreign Exchange Trading Revenue ...........................          60           92            67            50           78
   Trading Account Revenue (Losses) ...........................          75          (48)          (35)          138           73
   Investment Securities Gains ................................           2           24            11            15            1
   Other Revenue ..............................................         130          135           137            66          168
------------------------------------------------------------------------------------------------------------------------------------
     Total Other Operating Revenue                                      750          672           672           727          800
------------------------------------------------------------------------------------------------------------------------------------
Other Operating Expenses
   Salaries and Employee Benefits:
     Salaries .................................................         453          451           475           464          418
     Employee Benefits ........................................         146          145           281           122          118
------------------------------------------------------------------------------------------------------------------------------------
                                                                        599          596           756           586          536
   Net Occupancy ..............................................          89           93            98            98           98
   Equipment Rentals, Depreciation and Maintenance ............          85           83            85            77           74
   Other Expenses .............................................         331          306           336           306          365
------------------------------------------------------------------------------------------------------------------------------------
     Total Other Operating Expenses                                   1,104        1,078         1,275         1,067        1,073
------------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes ...........................................         453          414           211           476          495
Applicable Income Taxes .......................................         172          154           (18)          171          188
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                           $  281       $  260        $  229        $  305       $  307
------------------------------------------------------------------------------------------------------------------------------------
Net Income Applicable to Common Stock                                $  250       $  229        $  198        $  274       $  272
------------------------------------------------------------------------------------------------------------------------------------
Average Common and Common Equivalent Shares
   Outstanding (in millions)                                          180.7        178.1         179.8         184.4        186.2
------------------------------------------------------------------------------------------------------------------------------------
Primary Earnings Per Common Share                                    $ 1.38       $ 1.29        $ 1.10        $ 1.49       $ 1.46
------------------------------------------------------------------------------------------------------------------------------------
Cash Dividends Declared Per Common Share                             $  .45       $  .40        $  .40        $  .40       $  .33
------------------------------------------------------------------------------------------------------------------------------------

PART II -- OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

              The Annual Meeting of stockholders of the registrant was held on April 18, 1995. Information concerning matters voted upon at the Annual Meeting is set forth below.

              Election of Directors

              Management nominees for the Board of Directors each received at least 140,622,139 votes and were all elected directors of the Corporation. The following represents a break-down of votes cast for and withheld with respect to each nominee for office:

                                                              FOR                             WITHHELD
              Thomas G. Labrecque                         140,685,928                         1,282,436
              Richard J. Boyle                            140,683,087                         1,285,277
              David T. Kearns                             140,657,553                         1,310,811
              Paul W. MacAvoy                             140,663,409                         1,304,955
              Edmund T. Pratt, Jr.                        140,628,458                         1,339,906
              Donald H. Trautlein                         140,622,139                         1,346,225


              Resolutions Approved

              1. Approval of Price Waterhouse as independent auditors for fiscal year beginning January 1, 1995.

                      FOR                        AGAINST                            ABSTAIN
                  140,895,590                    317,255                            755,519

             2.   Approval of the Annual Incentive Arrangement.

                      FOR                        AGAINST                            ABSTAIN
                  123,729,802                  16,655,453                          1,583,109

             3.   Approval of the Three-Year Incentive Arrangement.

                      FOR                        AGAINST                            ABSTAIN
                  129,636,508                  10,689,415                          1,642,440

             4. Recommendation that the Board take steps to initiate further stockholder action to reinstate annual election of directors.

                      FOR                        AGAINST                            ABSTAIN                         BROKER NONVOTES
                   57,896,174                  53,403,194                          1,804,246                          28,864,750

             Resolutions Defeated

             1. Request that the Board take steps to initiate further stockholder action to provide for cumulative voting in the election of directors.

                      FOR                        AGAINST                            ABSTAIN                         BROKER NONVOTES
                   34,816,193                  76,594,591                          1,692,831                          28,864,749

             2. Request for a report relating to structural adjustment programs.

                      FOR                        AGAINST                            ABSTAIN                         BROKER NONVOTES
                   5,446,710                   101,770,475                         5,886,429                          28,864,750

             3. Recommendation that the retirement plan for non-employee directors be withdrawn.

                      FOR                        AGAINST                            ABSTAIN                         BROKER NONVOTES
                   29,904,046                  80,213,632                          2,985,937                          28,864,749

Item 6.       Exhibits and Reports on Form 8-K

        (a)   Exhibits

              Exhibit 3(ii)

              Amended By-Laws of The Chase Manhattan Corporation

              Exhibit 10M

              Amended list of Executive Officers who have entered into termination agreements with the Company

              Exhibit 11

              Statement re:  Computation of Earnings Per Common Share

              Exhibit 12

              Statement re:  Computation of Ratios of Earnings to Fixed Charges

              Exhibit 27

              Statement re: Financial Data Schedule for the six months ended June 30, 1995

        (b)   Report on Form 8-K

              The registrant filed the following reports on Form 8-K during the quarter ended June 30, 1995:

              Date of
              Report       Items Reported
              -------      --------------
              4/17/95 -- The items reported by the Registrant in this Current
                         Report on Form 8-K were Item 5 (Other Events) and Item
                         7 (Financial Statements, Pro forma Financial
                         Information and Exhibits). The following financial
                         statements of Registrant were filed therewith:

                            (i)  Consolidated Statement of Condition of The
                                 Chase Manhattan Corporation at March 31, 1995,
                                 December 31, 1994 and March 31, 1994.

                           (ii)  Consolidated Statement of Income of The Chase
                                 Manhattan Corporation for the quarters ended
                                 March 31, 1995, December 31, 1994 and March 31,
                                 1994.

                          (iii)  Summary of Changes in Stockholders' Equity of
                                 The Chase Manhattan Corporation for the
                                 quarters ended March 31, 1995, December 31,
                                 1994 and March 31, 1994.

                          (iv)   Consolidated Statement of Condition of The
                                 Chase Manhattan Bank, N.A. at March 31, 1995,
                                 December 31, 1994 and March 31, 1994.

              4/19/95 -- The items reported by the Registrant in this Current
                         Report on Form 8-K were Item 5 (Other Events) and Item
                         7 (Financial Statements, Pro forma Financial
                         Information and Exhibits) relating to the Registrant's issuance and sale of $150,000,000 aggregate principal amount of 8% Subordinated Notes Due 2002.

              5/2/95  -- The items reported by the Registrant in this Current
                         Report on Form 8-K were Item 5 (Other Events) and Item
                         7 (Financial Statements, Pro forma Financial
                         Information and Exhibits) relating to the Registrant's entrance into a Euro Distribution Agreement covering the issue and sale of up to $2,165,775,000 aggregate principal amount of its Medium-Term Notes, Series B, due from nine months from date of issue.

              5/4/95  -- The items reported by the Registrant in this Current
                         Report on Form 8-K were Item 5 (Other Events) and Item
                         7 (Financial Statements, Pro forma Financial
                         Information and Exhibits) relating to the Registrant's issuance and sale of $150,000,000 aggregate principal amount of 8% Subordinated Notes Due 2005.

              5/17/95 -- The items reported by the Registrant in this Current
                         Report on Form 8-K were Item 5 (Other Events) and Item
                         7 (Financial Statements, Pro forma Financial
                         Information and Exhibits) relating to the Registrant's adoption of amendments to the By-Laws.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE CHASE MANHATTAN CORPORATION
                                (Registrant)

Date:  August 14, 1995          By:     /s/ LESTER J. STEPHENS, JR.

                                        Lester J. Stephens, Jr.
                                        (Senior Vice President and Controller)

                                  EXHIBIT INDEX

EXHIBIT       DOCUMENT                                                                                    PAGE
3(ii)         Amended By-Laws of The Chase Manhattan Corporation
              (incorporated herein by reference to Exhibit 3(ii) to the
              Company's Current Report on Form 8-K dated May 17, 1995)

10M           Amended list of Executive Officers who have entered into
              termination agreements with the Company                                                       42

11            Statement re:  Computation of Earnings Per Common Share for the
              quarters and six months ended June 30, 1995 and 1994                                          43

12            Statement re:  Computation of Ratios of Earnings to Fixed Charges for the
              six months ended June 30, 1995 and 1994 and for each of the five years in
              the period ended December 31, 1994                                                            44

27            Statement re: Financial Data Schedule for the six months ended June 30, 1995                  45

                             EDGAR Graphics Appendix

Pursuant to Regulation S-T Item 304, the following is a description of the graphic image material identified in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations by the word [Graph] followed by the number of the graphic or image.

Graphic Number                      Page                               Description
1.                                  11                                 Bar graph entitled, "Global
                                                                       Financial Services - Revenue by
                                                                       Product ($ in millions)", showing
                                                                       the following revenue amounts in
                                                                       separate bars by product for the
                                                                       second quarter 1995 and  1994
                                                                       respectively: Transaction &
                                                                       Information Services - 284 and
                                                                       286; Trading - 207 and 181; Loan
                                                                       Portfolio - 158 and 153;
                                                                       Investment Banking - 166 and 127;
                                                                       Individual Investment Services -
                                                                       88 and 85; Product Revenue
                                                                       Overlap and Other - (45) and
                                                                       (31).  Graph also shows the
                                                                       following revenue amounts in
                                                                       separate bars by product for six
                                                                       months 1995 and  1994
                                                                       respectively: Transaction &
                                                                       Information Services - 572 and
                                                                       578; Trading - 301 and 406; Loan
                                                                       Portfolio - 315 and 321;
                                                                       Investment Banking - 310 and 272;
                                                                       Individual Investment Services -
                                                                       186 and 183; Product Revenue
                                                                       Overlap and Other - (83) and (70)

2.                                  12                                 Bar graph entitled, "Retail
                                                                       Businesses - Revenue by Product
                                                                       ($ in millions)", showing the
                                                                       following revenue amounts in
                                                                       separate bars by product for the
                                                                       second quarter 1995 and 1994
                                                                       receptively: Credit Card - 312 and 343;
                                                                       Consumer Deposit - 164 and 168;
                                                                       Business Services - 121 and 117;
                                                                       Mortgage - 92 and 99; Other
                                                                       Retail Product - 84 and 138.
                                                                       Graph also shows the following
                                                                       revenue amounts in separate bars
                                                                       by product for six months 1995
                                                                       and 1994 receptively: Credit Card
                                                                       - 628 and 694; Consumer Deposit -
                                                                       325 and 331; Business Services -
                                                                       244 and 235; Mortgage - 190 and
                                                                       180; Other Retail Products - 166
                                                                       and 222.

3.                                  16                                 Bar graph entitled "Cumulative
                                                                       Interest Rate Gaps June 30, 1995
                                                                       $ in billions" showing the net
                                                                       assets or net liabilities, in
                                                                       separate bars titled including
                                                                       derivatives and excluding
                                                                       derivatives, respectively, for
                                                                       the following periods:  net
                                                                       assets of 4.8 and 2.9, for 3rd
                                                                       Quarter 1995; net assets of 3.3
                                                                       and net liabilities of 1.2, for
                                                                       4th Quarter 1995; net assets of
                                                                       0.2 and net liabilities of 5.9,
                                                                       for 1996; net liabilities of 1.0
                                                                       and 9.6, for 1997; net
                                                                       liabilities of 5.1 and 12.3, for
                                                                       1998; net liabilities of 8.7 and
                                                                       14.2, for 1999; net liabilities
                                                                       of 7.4 and 12.3,  for 2000 and
                                                                       net liabilities of 5.3 and 10.2,
                                                                       for 2001.