Form 10-Q
period 1995-09-30
CHASE MANHATTAN CORP
filed 1995-11-14
CIK 19489

------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 1995

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

      The number of shares outstanding of the registrant's common stock was 178,956,076 at September 30, 1995.

                        Exhibit Index Located on Page 41

-------------------------------------------------------------------------------

The Chase Manhattan Corporation
September 30, 1995 Form 10-Q

TABLE OF CONTENTS

PART I. -        FINANCIAL INFORMATION...............................................   3

Item 1.          FINANCIAL STATEMENTS................................................   3

                 The Chase Manhattan Corporation and Subsidiaries:
                 Consolidated Statement of Condition.................................   4
                 Consolidated Statement of Income....................................   5
                 Consolidated Statement of Changes in Stockholders' Equity...........   6
                 Consolidated Statement of Cash Flows................................   7
                 Notes to Consolidated Financial Statements..........................   8

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITION AND RESULTS OF OPERATIONS.................................   9

                 Comparative Financial Information:

                 Financial Ratios....................................................  26
                 Stockholder Data....................................................  27
                 The Chase Manhattan Bank, N.A. and Subsidiaries Consolidated
                    Statement of Condition...........................................  28
                 Average Balances, Interest and Average Rates - Taxable Equivalent...  29
                 Investment Securities...............................................  33
                 Average Loan Balances...............................................  35
                 Analysis of Credit Loss Experience..................................  35
                 Intermediate- and Long-Term Debt....................................  36
                 Consolidated Statement of Income (Five Quarters)....................  37

PART II. -       OTHER INFORMATION...................................................  38

Item 6.          EXHIBITS AND REPORTS ON FORM 8-K....................................  38

SIGNATURE............................................................................  40

EXHIBIT INDEX .......................................................................  41

PART I. -- FINANCIAL INFORMATION

Item 1.  Financial Statements

The Consolidated Statement of Condition of The Chase Manhattan Corporation (the Company) and its subsidiaries (the Corporation or Chase) at September 30, 1995, December 31, 1994 and September 30, 1994, the Consolidated Statement of Income for the quarters and nine months ended September 30, 1995 and 1994, the Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 1995 and 1994 and the Consolidated Statement of Cash Flows for the nine months ended September 30, 1995 and 1994 are set forth on the following pages.

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

Consolidated Statement of Condition
The Chase Manhattan Corporation and Subsidiaries

                                                                                        September 30,  December 31,   September 30,
($ in millions)                                                                             1995           1994           1994
----------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and Due from Banks ..........................................................     $   5,141      $   4,713      $   5,559
Interest-Bearing Deposits Placed with Banks ......................................         5,798          6,791          7,055
Federal Funds Sold and Securities Purchased Under Resale Agreements ..............        10,959          7,280          7,712
Trading Account Assets ...........................................................        14,827         15,109         19,302
Investment Securities:
  Held to Maturity (Market Value of $1,912, $2,054 and $2,005, Respectively) .....         1,900          2,084          2,018
  Available for Sale Carried at Fair Value .......................................         5,807          5,135          5,813
----------------------------------------------------------------------------------------------------------------------------------
Total Investment Securities ......................................................         7,707          7,219          7,831
Loans ............................................................................        64,821         63,038         61,405
Reserve for Possible Credit Losses ...............................................        (1,404)        (1,414)        (1,416)
Customers' Liability on Acceptances ..............................................           862            520            599
Accrued Interest Receivable ......................................................         1,201          1,276          1,033
Premises and Equipment ...........................................................         1,866          1,895          1,871
Other Assets .....................................................................         8,314          7,611          6,114
----------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                           $ 120,092      $ 114,038      $ 117,065
----------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Deposits:
  Domestic Offices:
    Noninterest-Bearing ..........................................................     $  12,196      $  11,990      $  11,131
    Interest-Bearing .............................................................        19,917         21,264         22,389
  Overseas Offices:
    Noninterest-Bearing ..........................................................         3,258          2,320          2,533
    Interest-Bearing .............................................................        34,062         34,382         32,869
----------------------------------------------------------------------------------------------------------------------------------
Total Deposits ...................................................................        69,433         69,956         68,922
Federal Funds Purchased and Securities Sold Under Repurchase .....................        12,539          9,312         11,959
Agreements
Commercial Paper .................................................................         1,564          1,766          1,459
Other Short-Term Borrowings ......................................................         3,192          2,884          3,508
Trading Account Liabilities ......................................................        10,959          9,664         11,841
Acceptances Outstanding ..........................................................           871            525            603
Accrued Interest Payable .........................................................           734            651            568
Accounts Payable, Accrued Expenses and Other Liabilities .........................         6,304          5,851          4,734
Intermediate- and Long-Term Debt .................................................         5,518          5,070          5,031
----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                        111,114        105,679        108,625
----------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
  Nonredeemable Preferred Stock (Without Par Value, 56,000,000
    Shares Outstanding) ..........................................................         1,400          1,400          1,400
  Common Stock ($2.00 Par Value):
                                 9/30/95      12/31/94       9/30/94
                              ------------   -----------   -----------
    Number of Shares:
      Authorized              500,000,000    500,000,000   500,000,000
      Issued                  194,449,931    185,674,178   185,289,886
      Outstanding             178,956,076    177,174,178   181,289,886 ...........           389            371            371
  Surplus ........................................................................         4,357          3,949          3,939
  Net Unrealized Gains (Losses) on Investment Securities-Available for Sale.......             5            (35)            23
  Retained Earnings ..............................................................         3,484          2,980          2,853
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                      9,635          8,665          8,586
  Less:  Treasury Stock at Cost (15,493,855, 8,500,000 and 4,000,000 Shares,
     Respectively)                                                                           657            306            146
----------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                 8,978          8,359          8,440
----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                             $ 120,092      $ 114,038      $ 117,065
----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes on page 8 are an integral part of the financial statements.

Consolidated Statement of Income
The Chase Manhattan Corporation and Subsidiaries

                                                                                               Quarter Ended   Nine Months Ended
                                                                                               September 30,     September 30,
                                                                                             -----------------------------------
 ($ in millions, except per common share data)                                                  1995     1994     1995     1994
--------------------------------------------------------------------------------------------------------------------------------
Interest Revenue
Interest and Fees on Loans ................................................................   $1,440   $1,252   $4,323   $3,929
Interest on Deposits Placed with Banks ....................................................      133      108      426      365
Interest and Dividends on Investment Securities:
  Held to Maturity ........................................................................       32       29       96      112
  Available for Sale ......................................................................       82       90      262      433
Interest on Federal Funds Sold and Securities Purchased Under Resale ......................      268      233      786    1,048
Agreements
Interest on Trading Account Assets ........................................................      119       89      332      300
-------------------------------------------------------------------------------------------------------------------------------
Total Interest Revenue                                                                         2,074    1,801    6,225    6,187
-------------------------------------------------------------------------------------------------------------------------------
Interest Expense
Deposits ..................................................................................      651      538    1,964    1,717
Federal Funds Purchased and Securities Sold Under Repurchase Agreements ...................      302      203      902      503
Commercial Paper ..........................................................................       24       16       79       45
Other Short-Term Borrowings ...............................................................      105       52      326      908
Intermediate- and Long-Term Debt ..........................................................      105       76      299      229
-------------------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                                                         1,187      885    3,570    3,402
-------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue ......................................................................      887      916    2,655    2,785
Provision for Possible Credit Losses ......................................................       70      100      210      410
-------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue After Provisions for Possible Credit Losses                                 817      816    2,445    2,375
-------------------------------------------------------------------------------------------------------------------------------
Other Operating Revenue
Fees and Commissions ......................................................................      494      458    1,447    1,384
Foreign Exchange Trading Revenue ..........................................................       45       50      196      213
Trading Account Revenue ...................................................................       92      138      119      306
Investment Securities Gains ...............................................................        6       15       32       95
Other Revenue .............................................................................       80       66      345      383
-------------------------------------------------------------------------------------------------------------------------------
Total Other Operating Revenue                                                                    717      727    2,139    2,381
-------------------------------------------------------------------------------------------------------------------------------
Other Operating Expenses
Salaries and Employee Benefits:
  Salaries ................................................................................      458      464    1,362    1,298
  Employee Benefits .......................................................................      127      122      418      369
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                 585      586    1,780    1,667
Net Occupancy .............................................................................       95       98      278      296
Equipment Rentals, Depreciation and Maintenance ...........................................       82       77      249      222
Other Expenses ............................................................................      317      306      954    1,012
-------------------------------------------------------------------------------------------------------------------------------
Total Other Operating Expenses                                                                 1,079    1,067    3,261    3,197
-------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes .......................................................................      455      476    1,323    1,559
Applicable Income Taxes ...................................................................      172      171      498      583
-------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                    $  283   $  305   $  825   $  976
-------------------------------------------------------------------------------------------------------------------------------
Net Income Applicable to Common Stock                                                         $  253   $  274   $  733   $  880
-------------------------------------------------------------------------------------------------------------------------------
Average Common and Common Equivalent Shares Outstanding (in millions) .....................    181.1    184.4    180.0    185.0
Primary Earnings Per Common Share Based on Average Shares Outstanding .....................   $ 1.40   $ 1.49   $ 4.07   $ 4.76
-------------------------------------------------------------------------------------------------------------------------------
Cash Dividends Declared Per Common Share ..................................................   $ 0.45   $ 0.40   $ 1.30   $ 1.06
-------------------------------------------------------------------------------------------------------------------------------

The accompanying notes on page 8 are an integral part of the financial statements.

Consolidated Statement of Changes in Stockholders' Equity
The Chase Manhattan Corporation and Subsidiaries

                                                                                                                Nine Months Ended
                                                                                                                  September 30,
                                                                                                               -------------------
($ in millions)                                                                                                  1995       1994
----------------------------------------------------------------------------------------------------------------------------------
Nonredeemable Preferred Stock
Balance at Beginning of Year (56,000,000 and 51,439,738 Shares, Respectively) ..............................    $1,400     $1,399
  Issuance of Preferred Stock Series N (9,100,000 Shares) ..................................................      --          228
  Redemption of Preferred Stock Series F (4,539,738 Shares) ................................................      --         (227)
----------------------------------------------------------------------------------------------------------------------------------
Balance at End of Period (56,000,000 and 56,000,000 Shares, Respectively)                                        1,400      1,400
----------------------------------------------------------------------------------------------------------------------------------
Common Stock
Balance at Beginning of Year (185,674,178 and 184,290,491 Shares, Respectively) ............................       371        369
  Shares Issued Pursuant to Acquisition of U.S. Trust (6,619,390 Shares) ...................................        13       --
  Shares Issued Pursuant to Dividend Reinvestment and Stock Purchase Plan
    (254,277 and 420,209 Shares, Respectively) .............................................................         1          1
  Shares Issued Pursuant to Stock Option and Incentive Plans (1,880,244 and 577,247 Shares, Respectively)...         4          1
  Shares Issued Pursuant to Stock Warrants (21,842 Shares and 1,939 Shares, Respectively) ..................      --         --
----------------------------------------------------------------------------------------------------------------------------------
Balance at End of Period (194,449,931 and 185,289,886 Shares, Respectively)                                        389        371
----------------------------------------------------------------------------------------------------------------------------------
Surplus
Balance at Beginning of Year ...............................................................................     3,949      3,922
  Shares Issued Pursuant to Acquisition of U.S. Trust ......................................................       350       --
  Shares Issued Pursuant to Dividend Reinvestment and Stock Purchase Plan ..................................         9         13
  Shares Issued Pursuant to Stock Option and Incentive Plans ...............................................        48         12
  Other ....................................................................................................         1         (8)
----------------------------------------------------------------------------------------------------------------------------------
Balance at End of Period                                                                                         4,357      3,939
----------------------------------------------------------------------------------------------------------------------------------
Net Unrealized Gains on Investment Securities--Available for Sale
Balance at Beginning of Year ...............................................................................       (35)       264
  Net Change in Unrealized Gains (Losses) on Investment Securities--Available for Sale (Net of Deferred Tax
    (Benefits) of $19 and $(167), Respectively) ............................................................        40       (241)
----------------------------------------------------------------------------------------------------------------------------------
Balance at End of Period                                                                                             5         23
----------------------------------------------------------------------------------------------------------------------------------
Retained Earnings
Balance at Beginning of Year ...............................................................................     2,980      2,168
  Net Income ...............................................................................................       825        976
  Cash Dividends:
    Nonredeemable Preferred Stock ..........................................................................       (92)       (96)
    Common Stock ...........................................................................................      (229)      (196)
  Aggregate Foreign Exchange Translation Gain ..............................................................      --            1
----------------------------------------------------------------------------------------------------------------------------------
Balance at End of Period (Includes Exchange Translation Adjustments of $12 and $12, Respectively)                3,484      2,853
----------------------------------------------------------------------------------------------------------------------------------
Treasury Stock:
Balance at Beginning of Year (8,500,000 Shares and No Shares, Respectively) ................................      (306)      --
  Purchases (6,993,855 Shares and 4,000,000 Shares, Respectively) ..........................................      (351)      (146)
----------------------------------------------------------------------------------------------------------------------------------
Balance at End of Period (15,493,855 Shares and 4,000,000 Shares, Respectively)                                   (657)      (146)
----------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                                      $8,978     $8,440
----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes on page 8 are an integral part of the financial statements

Consolidated Statement of Cash Flows
The Chase Manhattan Corporation and Subsidiaries

                                                                                                   Nine Months Ended September 30,
                                                                                                   -------------------------------
($ in millions)                                                                                                1995         1994
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income ...............................................................................................   $    825    $    976
Adjustments to Reconcile Net Income to Net Cash Provided  by Operating Activities:
  Provision for Possible Credit Losses ...................................................................        210         410
  Depreciation and Amortization of Premises and Equipment ................................................        220         204
  Accretion and Amortization .............................................................................        139          95
  Other Real Estate Valuation Losses .....................................................................      --            104
  Deferred Income Taxes (Benefits) .......................................................................       (110)        223
  Net Gain on Sales of Assets ............................................................................       (353)       (478)
Net (Increase) Decrease in Operating Assets:
  Trading Account Assets .................................................................................        736      (1,650)
  Accrued Interest Receivable ............................................................................         74        (162)
  Other Assets ...........................................................................................        695         238
Net Increase (Decrease) in Operating Liabilities:
  Trading Account Liabilities ............................................................................        742         789
  Accrued Interest Payable ...............................................................................         83         152
  Accounts Payable, Accrued Expenses and Other Liabilities ...............................................       (485)       (121)
Other--Net ...............................................................................................        342         878
----------------------------------------------------------------------------------------------------------------------------------
      Net Cash Provided by Operating Activities                                                                 3,118       1,658
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
Net (Increase) Decrease in Interest-Bearing Deposits Placed with Banks ...................................      1,138      (1,531)
Net Increase in Federal Funds Sold and Securities Purchased Under Resale Agreements ......................     (3,695)     (1,127)
Investment Securities--Held to Maturity:
  Payments for Purchases .................................................................................       (322)     (1,169)
  Proceeds from Maturities, Calls and Prepayments ........................................................        521         553
Investment Securities--Available for Sale:
  Payments for Purchases .................................................................................     (3,532)     (4,331)
  Proceeds from Sales ....................................................................................      2,088       4,512
  Proceeds from Maturities, Calls and Prepayments ........................................................      1,004       1,110
Loans:
  Net Increase in Loans Made to Customers ................................................................    (13,641)     (8,792)
  Payments for Purchases .................................................................................     (2,285)     (3,690)
  Proceeds from Sales and Securitizations ................................................................     13,987      11,777
Proceeds from Sales and Repayments of Assets Held for Accelerated Disposition ............................      --            279
Net Purchases of Premises and Equipment ..................................................................       (191)       (270)
Acquisition of Mortgage Subsidiaries and Trust and Fiduciary Business ....................................        (10)       (348)
Proceeds from the Sale of Other Assets and Premises ......................................................      --            102
----------------------------------------------------------------------------------------------------------------------------------
      Net Cash Used by Investing Activities                                                                    (4,938)     (2,925)
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
Net Decrease in Deposits .................................................................................       (895)     (3,484)
Net Increase in Federal Funds Purchased and Securities Sold Under Repurchase .............................      3,159       4,059
Agreements
Net Decrease in Commercial Paper .........................................................................       (202)         (6)
Net Increase in Other Short-Term Borrowings ..............................................................        315       1,201
Intermediate- and Long-Term Debt:
  Proceeds from Issuance .................................................................................        715         545
  Repayments .............................................................................................       (235)     (1,171)
Stockholders' Equity:
  Cash Dividends .........................................................................................       (321)       (292)
  Proceeds from Issuance of Nonredeemable Preferred Stock ................................................      --            221
  Redemption of Nonredeemable Preferred Stock ............................................................      --           (227)
  Proceeds from Issuance of Common Stock .................................................................         61          27
  Purchase of Treasury Stock .............................................................................       (351)       (146)
----------------------------------------------------------------------------------------------------------------------------------
      Net Cash Provided by Financing Activities                                                                 2,246         727
----------------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                                                                             2          31
----------------------------------------------------------------------------------------------------------------------------------
      Net Increase (Decrease) in Cash and Due from Banks .................................................        428        (509)
Cash and Due from Banks at Beginning of Year .............................................................      4,713       6,068
----------------------------------------------------------------------------------------------------------------------------------
Cash and Due from Banks at End of Period                                                                     $  5,141    $  5,559
----------------------------------------------------------------------------------------------------------------------------------
Cash Paid for:
  Interest ...............................................................................................   $  3,486    $  3,251
  Income Taxes ...........................................................................................        214          94
Noncash Investing and Financing Activities:
  Net Loan Transfers to Other Real Estate ................................................................         36         190
  Acquistion of Trust and Fiduciary Business .............................................................   $    363    $     --
----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes on page 8 are an integral part of the financial statements

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
The Chase Manhattan Corporation and Subsidiaries

NOTE 1.  REGULATORY LIMITATIONS

The Company's ability to pay dividends on its preferred and common stock is derived from several sources, including, among other sources, dividends from the Bank, Chase USA and the Company's nonbanking subsidiaries. As discussed below, the ability of the Company's banking subsidiaries to pay dividends is subject to certain restrictions. On October 16, 1995, the Board of Directors of the Company declared a quarterly dividend of $.45 per common share, payable on November 15, 1995.

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

  At September 30, 1995, under the more restrictive of these limitations, the Bank could declare dividends during the remainder of 1995 of approximately $1.3 billion, combined with an additional amount equal to its net income from September 30, 1995 up to the date of any dividend declaration. Under applicable state laws, Chase USA could declare dividends during the remainder of 1995 of approximately $1.3 billion, combined with an additional amount equal to its respective retained net profits from September 30, 1995 up to the date of any dividend declaration. The payment of dividends by bank holding companies and their banking subsidiaries may also be limited by other factors, including applicable regulatory capital guidelines and leverage limitations.

  At September 30, 1995, the capital ratios of all of the Company's banking subsidiaries exceeded the minimum capital ratios required of a "well capitalized" institution as defined in the prompt corrective action rule under a the Federal Deposit Insurance Corporation Improvement Act of 1991.

NOTE 2. AGREEMENT TO MERGE WITH CHEMICAL BANKING CORPORATION

On August 28, 1995, the Company and Chemical Banking Corporation announced a definitive agreement to merge in a stock-for-stock transaction, which is expected to be completed in the first quarter of 1996. The new institution, which will adopt the Chase name, will have nearly $300 billion in assets and $20 billion in shareholders' equity. The merger agreement provides for an all-stock pooling of interests in which each share of Chase common stock would be exchanged for 1.04 shares of Chemical stock on a tax-free basis. All of Chase's series of preferred stock will be exchanged for similar Chemical preferred stock. Chemical and Chase filed a Joint Proxy Statement/Prospectus with the Securities and Exchange Commission on October 31, 1995, which included Pro Forma Combined Financial Data as of June 30, 1995 for Chemical and Chase giving effect to the merger. Pro forma Combined Financial Data as of September 30, 1995 is contained in Exhibit 99 to this document.

NOTE 3. ACQUISITION OF SECURITIES PROCESSING BUSINESSES OF U.S. TRUST

On September 2, 1995, Chase acquired the securities processing businesses of U.S. Trust Corporation (U.S. Trust) for $363 million, through the issuance of approximately 6.6 million shares of Chase common stock. These businesses of U.S. Trust have been merged into Chase and accounted for under the purchase method. When compared with Chase's historical financial statements, the securities processing businesses of U.S. Trust do not qualify as a "significant subsidiary."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INDEX

Earnings Analysis
    Overview..................................................................................................  10
    Business Operations.......................................................................................  10
    Net Interest Revenue--Taxable Equivalent Basis............................................................  13
    Provision for Possible Credit Losses......................................................................  13
    Other Operating Revenue...................................................................................  13
    Other Operating Expenses..................................................................................  14
    Provision for Income Taxes................................................................................  14
Asset/Liability Management
    Investment Securities.....................................................................................  15
    Liquidity Risk Management.................................................................................  15
    Interest Rate Risk Management.............................................................................  16
Trading Activities............................................................................................  19
Fair Value Disclosures........................................................................................  21
Capital Management............................................................................................  21
Credit Risk Management
    Loan Composition..........................................................................................  22
    Consumer Loans............................................................................................  23
    Wholesale Loans...........................................................................................  24
    Reserve for Possible Credit Losses........................................................................  24
    Net Loan Charge-offs and Annualized Credit Loss Experience Ratios.........................................  25
    Nonaccrual, Restructured and Past Due Outstandings and Domestic Other Real Estate (ORE) Acquired .........  25



EARNINGS ANALYSIS

-----------------------------------------------------------------------------------------------------------------------------------
EARNINGS SUMMARY AND SELECTED FINANCIAL RATIOS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                               Third Quarter          Nine Months
                                                                                            ---------------------------------------
($ in millions, except per share data)                                                        1995       1994       1995       1994
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue ...................................................................    $  887     $  916     $2,655     $2,785
Provision for Possible Credit Losses ...................................................        70        100        210        410
Other Operating Revenue:
  Fees and Commissions .................................................................       494        458      1,447      1,384
  Other Revenue ........................................................................       223        269        692        997
Other Operating Expenses ...............................................................     1,079      1,067      3,261      3,197
-----------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes ....................................................................       455        476      1,323      1,559
Applicable Income Taxes ................................................................       172        171        498        583
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                  $  283     $  305     $  825     $  976
-----------------------------------------------------------------------------------------------------------------------------------
Selected Financial Ratios
  Net Income Per Common Share ..........................................................    $ 1.40     $ 1.49     $ 4.07     $ 4.76
  Return on Average Common Stockholders' Equity ........................................     13.9%      15.8%      13.8%      17.3%
  Return on Average Total Assets .......................................................      .89%       .98%       .88%      1.09%
Book Value (Period End)
  Common Stockholders' Equity per Common Share .........................................    $42.35     $38.83
-----------------------------------------------------------------------------------------------------------------------------------

OVERVIEW

The Corporation reported third quarter 1995 net income of $283 million ($1.40 per share), down 7% from the $305 million ($1.49 per share) reported for the third quarter of 1994. The decline was due to gains in the third quarter of 1994 from the disposition of real estate assets and LDC investment securities. Net income improved in the third quarter of 1995 in both our core businesses (Global Financial Services and Retail Businesses) as compared to the third quarter of 1994.

Third quarter 1995 business highlights:

-     Investment banking fees were up 35% over third quarter 1994.

- Managed credit card receivables increased approximately $2 billion over third quarter 1994; however, net interest revenue continued to be impacted by narrower loan spreads.

- Combined trading and related net interest revenue was $210 million and was comparable with third quarter 1994.

- Asset quality continues to be strong. The credit loss provision declined to $70 million from $100 million in the same period last year, benefiting from net recoveries on commercial loans and the impact of credit card securitizations completed earlier this year.

- The acquisition of the U.S. Trust securities processing businesses was completed on September 2, 1995, increasing total trust and custody assets to approximately $2 trillion.

- On a comparable basis, operating expenses were essentially level with third quarter 1994.

  For the first nine months of 1995, Chase reported net income of $825 million ($4.07 per share), compared with $976 million ($4.76 per share) for the same period in 1994.

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

=================================================================================================================================
                                                                        Net Income                Return on Allocated Equity
                                                               ------------------------------------------------------------------
                                                                Third Quarter  Nine Months     Third Quarter       Nine Months
                                                               ------------------------------------------------------------------
($ in millions)                                                  1995   1994   1995   1994     1995      1994      1995    1994
---------------------------------------------------------------------------------------------------------------------------------
Global Financial Services ....................................   $170   $153   $461   $530     15.0%    16.6%      13.4%   19.7%
Retail Businesses ............................................    113    104    343    429     14.6     16.7       15.5    23.9


Unallocated Corporate Items ..................................    --      48     21     17      N/M      N/M        N/M     N/M
---------------------------------------------------------------------------------------------------------------------------------
  Total                                                          $283   $305   $825   $976     13.9%    15.8%      13.8%   17.3%
---------------------------------------------------------------------------------------------------------------------------------

N/M - Not meaningful

For the third quarter of 1995, Global Financial Services (GFS) reported net income of $170 million, up 11% from $153 million for third quarter 1994. The favorable change was due to higher revenue from corporate finance activities and credit recoveries. For the first nine months of 1995, GFS reported net income of $461 million, down 13% from $530 million for the same period last year. This decline was due to substantially lower trading revenue, principally related to emerging markets trading, and higher expenses associated with business investments made largely during the latter part of 1994.

  For the third quarter of 1995, net income for the Retail businesses was $113 million, up 9% from $104 million for third quarter 1994. An improvement in mortgage banking revenue in the third quarter of 1995 in comparison with the same period of 1994 and a one time gain from the sale of Upstate New York branches in the third quarter of 1995 were partially offset by a net loss on the sale of Chase Maryland deposits and reduced revenue due to competitive pressures in the credit card business.

  For the first nine months of 1995, Retail businesses reported net income of $343 million, down 20% from $429 million reported for the same period last year. This change was primarily due to lower revenue in the credit card business and the one time gain on sale of Chase Arizona in the second quarter of 1994.

  Unallocated Corporate Items for third quarter 1994 included gains from the disposition of real estate assets and LDC investment securities; for the third quarter of 1995, modest operating results from these activities were fully offset by other unallocated items.

GLOBAL FINANCIAL SERVICES

===================================================================================================================
                                                                 Third Quarter                     Nine Months
                                                             ------------------------------------------------------
($ in millions)                                               1995            1994            1995            1994
-------------------------------------------------------------------------------------------------------------------
Total Revenue.....................................            $821            $806          $2,416          $2,490
Allocated Credit Loss Provision...................              (6)              8            (27)              46
Total Expenses....................................             568             553           1,728           1,597
Net Income .......................................             170             153             461             530
-------------------------------------------------------------------------------------------------------------------
Return on Average Assets..........................            .85%            .77%            .77%            .95%
Return on Allocated Equity........................           15.0%           16.6%           13.4%           19.7%
-------------------------------------------------------------------------------------------------------------------


                                   [GRAPH 1]

For the third quarter of 1995, total revenue for GFS of $821 million was up $15 million, or 2%, from the comparable 1994 period.

- In the transaction and information services businesses, revenue increased 7% from the third quarter of 1994 reflecting business growth and one month of revenue from the business acquired from U.S. Trust.

- Trading and related net interest revenue for the third quarter of 1995 was lower than the comparable 1994 period, reflecting lower revenue from securities trading and underwriting, partially offset by increases in foreign exchange and derivatives trading.

- Investment banking revenue increased 10% from the prior year quarter, to $96 million. Results included investment banking fees of $62 million, which reflect increased syndication and capital raising activity, primarily for clients in specialized industries around the world. Also included are equity gains of $28 million, in line with third quarter 1994.

- Total revenue from the loan portfolio decreased from the comparable 1994 period.

  For the first nine months of 1995, total revenue for GFS of $2,416 million was down $74 million, or 3%, from the comparable 1994 period. This change was largely due to the adverse conditions in the emerging markets during first half of 1995 and the impact on trading revenue and lower trust and fiduciary revenue.

  Asset quality measures within GFS businesses continue to be strong. The third quarter and first nine months of 1995 results reflect negative allocated credit loss provisions of $(6) million and $(27) million, respectively, resulting from net recoveries in these periods, versus allocated credit loss provisions of $8 million and $46 million in the comparable prior year periods.

  GFS total expenses of $568 million were up $15 million, or 3%, from third quarter 1994 levels. GFS expenses in the first nine months of 1995 reflect business investments made largely during the second half of 1994, notably in the transaction and information services businesses and in Global Markets. Productivity initiatives announced at year-end 1994 continued to benefit results in the third quarter of 1995, with reductions in headcount of 960 from year-end 1994, excluding the acquisition of 1,090 U.S. Trust employees. GFS total expenses of $1,728 million for the first nine months of 1995 were up $131 million, or 8%, from the first nine months of 1994 levels, reflecting the business investments mentioned above.

RETAIL BUSINESSES

===================================================================================================================
                                                                 Third Quarter                    Nine Months
                                                             ------------------------------------------------------
($ in millions)                                               1995            1994            1995            1994
-------------------------------------------------------------------------------------------------------------------
Total Revenue...................................              $784            $758          $2,339          $2,427
Allocated Credit Loss Provision.................                89              94             281             290
Total Expenses..................................               480             496           1,458           1,443
Net Income .....................................               113             104             343             429
-------------------------------------------------------------------------------------------------------------------
Return on Average Assets........................             1.01%           1.02%           1.05%           1.43%
Return on Allocated Equity......................             14.6%           16.7%           15.5%           23.9%
-------------------------------------------------------------------------------------------------------------------


                                   [GRAPH 2]

For the third quarter of 1995, total revenue for the Retail businesses of $784 million was $26 million, or 3%, higher than third quarter 1994.

- The credit card product revenue was $292 million in the third quarter of 1995, down $45 million from the comparable 1994 period. Competitive repricing of credit cards reduced net interest revenue; however, managed receivables grew $2 billion year-over-year due to new products and aggressive promotions.

- Business services revenue, including services provided to middle market and small business customers, rose $8 million or 7%, for the third quarter of 1995 from the comparable 1994 period, due to improved net interest margin and other revenue.

- Revenue from mortgage banking increased $15 million, or 21%, over the third quarter 1994 primarily due to the impact from the 1995 adoption of Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights."

- Other Retail Products increased $46 million from the prior year quarter primarily due to one time gains on sale of Upstate New York branches and sale of consumer loans, as well as the higher revenue reported in the Auto Finance and Asia Consumer businesses.

  Total revenue of $2,339 million for the first nine months of 1995 was $88 million lower than the prior year period due to the lower revenue in the credit card business in 1995, and the one time gain on sale of Chase Arizona in 1994. Credit card securitizations resulted in lower net interest revenue, offset by a lower provision for credit losses and higher fee revenue, compared with third quarter 1994.

  For the third quarter of 1995, total expenses for the Retail businesses were $480 million, or 3% lower than the same period last year. The lower expenses were achieved by productivity initiatives implemented by all Retail businesses, with reductions in headcount of 2,730 from year-end 1994. Total expenses of $1,458 million were up $15 million, or 1%, from the first nine months of 1994 levels, principally due to the acquisition of American Residential Holding Corporation (AmRes) in September 1994.

NET INTEREST REVENUE -- TAXABLE EQUIVALENT BASIS

Net interest revenue, on a taxable equivalent basis, was $892 million for the third quarter of 1995, compared with $922 million for the third quarter of 1994. Net interest margin was 3.46%, compared with 3.74% reported for the third quarter of 1994. Average interest-earning assets increased to $102.2 billion from the $97.9 billion level reported for the third quarter of last year. Average loans were $64.2 billion for the current quarter, compared with $60.0 billion for the third quarter of 1994.

  Net interest revenue reflected the impact of prior period credit card securitizations. These securitizations resulted in lower net interest revenue offset by a lower provision for credit losses and higher fee revenue, compared with third quarter 1994.

  Net interest revenue in the current quarter benefited from continued growth in consumer loans and from net interest revenue associated with trading and transaction processing business.

  For the first nine months of 1995, net interest revenue, on a taxable equivalent basis, was $2,671 million, compared with $2,803 million for the same period last year. For the first nine months of 1995, average loans were $63.7 billion, compared with $60.6 billion reported for 1994. For the first nine months of 1995, average interest-earning assets were $101.9 billion, compared with $96.3 billion for 1994.


---------------------------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE AND INTEREST RATE SPREADS--TAXABLE EQUIVALENT BASIS*
---------------------------------------------------------------------------------------------------------------------------
                                                Third Quarter                                   Nine Months
                                   ----------------------------------------------------------------------------------------
                                          1995                  1994                   1995                    1994
                                   ----------------------------------------------------------------------------------------
($ in millions)                     Amount      Rate      Amount       Rate      Amount       Rate       Amount      Rate
---------------------------------------------------------------------------------------------------------------------------
Interest Earned .................   $2,079      8.07%     $1,807      7.32%      $6,241       8.19%      $6,205      8.62%
Interest Paid ...................    1,187      5.57         885      4.32        3,570       5.58        3,402      5.69
Net Interest Revenue                $  892      2.50%       $922      3.00%      $2,671       2.61%      $2,803      2.93%
--as a % of Average Gross
   Interest-Earning Assets**                    3.46%                 3.74%                   3.50%                  3.89%
---------------------------------------------------------------------------------------------------------------------------

* Net interest revenue is the amount by which interest revenue from interest-earning assets exceeds the interest expense applicable to interest-bearing liabilities. Taxable equivalency adjusts interest revenue which is fully or partially exempt from income taxes to an amount equivalent to an amount of interest revenue which would be fully taxable. Net interest revenue, on a taxable equivalent basis, as a percentage of average gross interest-earning assets, yields a ratio described as the net interest margin. Net interest revenue, on a taxable equivalent basis, was higher by $5 million and $6 million for the third quarter of 1995 and 1994, respectively, and $16 million and $18 million for the first nine months of 1995 and 1994, respectively, than comparable net interest revenue amounts reported on a financial statement basis. Taxable equivalent amounts have been adjusted (by applying a combined U.S. federal, state and local income tax rate of approximately 41%) to recognize the differential between interest revenue that is fully or partially exempt from income taxes and interest revenue that is fully taxable.

**   See pages 29 and 31 for components of Average Gross Interest-Earning
     Assets.

PROVISION FOR POSSIBLE CREDIT LOSSES

The provision for possible credit losses was $70 million, or $30 million lower than the third quarter of last year.

  The provision for possible credit losses for the first nine months of 1995 was $210 million, compared with $410 million for the same period last year. See Credit Risk Management section starting on page 22 for a discussion of the Reserve for Possible Credit Losses and asset quality.

-----------------------------------------------------------------------------------------------------------------
OTHER OPERATING REVENUE
-----------------------------------------------------------------------------------------------------------------
                                                                 Third Quarter                Nine Months
                                                           ------------------------------------------------------
($ in millions)                                                1995          1994         1995           1994
-----------------------------------------------------------------------------------------------------------------
Fees and Commissions:
  Consumer Banking .......................................   $  180        $  162       $  505         $  470
  Trust and Fiduciary ....................................      147           141          409            423
  Investment Banking .....................................       62            46          207            162
  Other ..................................................      105           109          326            329
-----------------------------------------------------------------------------------------------------------------
  Total Fees and Commissions                                    494           458        1,447          1,384
-----------------------------------------------------------------------------------------------------------------
All Other Operating Revenue:
  Foreign Exchange Trading ...............................       45            50          196            213
  Trading Account ........................................       92           138          119            306
  Investment Securities Gains ............................        6            15           32             95
  Equity Gains ...........................................       28            26          185            165
  Accelerated Disposition Portfolio Gains ................       --            15           --             83
  Other ..................................................       52            25          160            135
-----------------------------------------------------------------------------------------------------------------
Total Other Operating Revenue                                $  717        $  727       $2,139         $2,381
-----------------------------------------------------------------------------------------------------------------

Total other operating revenue for the third quarter of 1995 was $717 million, or 1% lower than the same period of 1994, due to a lower level of trading and the absence of gains from accelerated disposition of real estate partially offset by an increase in fees and commissions.

  Fees and commissions of $494 million increased from the prior year quarter. Investment banking fees of $62 million were up significantly compared with third quarter 1994, reflecting increased syndications and capital raising activity for clients around the world. Trust and fiduciary fee revenue increased from the third quarter of 1994, reflecting business growth and one month of revenue from the business acquired from U.S. Trust. The increase in consumer banking fees over prior quarters reflected the favorable impact of credit card securitizations.

  For the first nine months of 1995, fees and commissions were $1,447 million up from the same period of 1994, primarily due to higher fees from investment banking and consumer banking activities.

  Total trading revenue was $137 million for third quarter 1995, compared with $188 million for the third quarter of 1994. For the first nine months of 1995, total trading revenue was $315 million compared with $519 million for the first nine months of 1994. For a detailed discussion, refer to Trading Activities section starting on page 19.

  For the third quarter of 1995, total other revenue was $86 million, compared with $81 million for the same period last year. Equity gains for third quarter 1995 were in line with third quarter 1994. The improvement in other revenue over the third quarter of 1994 was due to an increase from Chase's mortgage banking activities and Upstate New York branch sales.

  Total other revenue for the first nine months of 1995 was $377 million, down from $478 million for the same period in 1994. The 1994 period included significant gains from the liquidation of real estate assets held for accelerated disposition and investment securities gains resulting from Chase's program of reducing its cross-border Brady exposures in its available for sale investment portfolio.

---------------------------------------------------------------------------------------------------------------------
OTHER OPERATING EXPENSES
---------------------------------------------------------------------------------------------------------------------
                                                                                 Third Quarter         Nine Months
                                                                              ---------------------------------------
($ in millions)                                                                 1995       1994       1995       1994
---------------------------------------------------------------------------------------------------------------------
Salaries and Employee Benefits ............................................   $  585     $  586     $1,780     $1,667
Net Occupancy .............................................................       95         98        278        296
Equipment Rentals, Depreciation and Maintenance ...........................       82         77        249        222
Other Expenses ............................................................      317        306        954      1,012
Total Other Operating Expenses                                                $1,079     $1,067     $3,261     $3,197
---------------------------------------------------------------------------------------------------------------------

Total operating expenses were $1,079 million for the third quarter of 1995, compared with $1,067 million for the same period of last year. Excluding the favorable impact of net ORE revenue in the third quarter of 1994, operating expenses were down from the prior period. In addition, excluding a $19 million FDIC deposit insurance refund and $12 million of operating expenses related to the securities processing businesses acquired from U.S. Trust, operating expenses for third quarter 1995 were essentially level with third quarter 1994.

  Total headcount was 33,670 at September 30, 1995, which included approximately 1,090 from U.S. Trust. Excluding U.S. Trust personnel, productivity initiatives continue to result in reductions, with total headcount down approximately 955 during the quarter.

  For the first nine months of 1995, other operating expenses were $3,261 million, compared with $3,197 million for 1994. Operating expenses for the first nine months of 1995 included the second quarter 1995 charge, primarily related to the disposition of Chase's Futures brokerage business, as well as the third quarter 1995 U.S. Trust related expenses and FDIC refund.

PROVISION FOR INCOME TAXES

For the third quarter of 1995, the provision for income taxes was $172 million, compared with $171 million for the same period last year. The effective tax rate was 38% for the third quarter of 1995 and 36% for third quarter 1994.

  For the first nine months of 1995, the provision for income taxes was $498 million, compared with $583 million for the same period last year.

ASSET/LIABILITY MANAGEMENT

Asset/ liability management (ALM) is an important ongoing process, which requires the management of both liquidity risk and interest rate risk. The policies and guidelines for management of Chase's liquidity and interest rate risks are discussed further on pages 34 and 38 of the 1994 Annual Report.

INVESTMENT SECURITIES

Information regarding Chase's investment securities portfolio and related accounting policies is contained on pages 34, 56, 57, and 63 to 65 of the 1994 Annual Report. At September 30, 1995, net unrealized gains in the investment securities held to maturity portfolio were $12 million, compared with net unrealized losses of $30 million and $13 million at December 31, 1994 and September 30, 1994, respectively. With respect to those investment securities that are available for sale and carried at fair value, the net gains reflected in stockholders' equity, net of taxes, were $5 million at September 30, 1995 compared with net unrealized losses of $35 million at December 31, 1994 and net unrealized gains of $23 million at September 30, 1994.

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

  Chase's primary liquidity sources include a large portfolio of assets, including cash and due from banks, interest-bearing deposits placed with banks, federal funds sold and securities purchased under resale agreements, trading account assets and investment securities available for sale. At September 30, 1995, these assets totaled $42.5 billion, compared with $39.0 billion at December 31,1994. In addition to maintaining this portfolio of liquid assets, Chase also has core consumer assets, such as loans secured by 1-4 family residential properties, credit card receivables and automobile loans, that can be sold or securitized. During the third quarter of 1995, Chase securitized residential mortgage loans, auto loans and home equity loans. See Credit Risk Management on page 22.

  On October 27, 1995, the Company entered into a new $750 million revolving credit agreement that expires October 25, 1996. This agreement replaced a previous $750 million facility. No borrowings have ever been made under any of these credit facilities.

  In managing liquidity, Chase takes into account the various legal limitations, including the extent to which banks may pay dividends to their parent companies or finance or otherwise supply funds to certain of their affiliates, as discussed in Note 1, Regulatory Limitations, in Notes to Consolidated Financial Statements on page 8.

INTEREST RATE RISK MANAGEMENT

ALM RISK MANAGEMENT

As discussed on pages 35 to 38 of the 1994 Annual Report, fluctuations in market interest rates may impact Chase's net interest revenue due to timing differences in the repricing of its assets and liabilities. These repricing differences are quantified in specific time intervals and are referred to as interest rate sensitivity gaps. Chase manages the effect of interest rate changes on current and future earnings to a level that is consistent with Chase's mix of businesses and seeks to limit such risk exposure to a percentage of earnings and common stockholders' equity. During the first nine months of 1995, the quarterly exposures in the tactical (18-month) time horizon averaged 1.5% of quarterly core net income. The objective in managing interest rate risk is to support the achievement of business strategies, while protecting earnings and liquidity.

  At September 30, 1995, as shown in the following chart, Chase's near-term interest rate risk is to a rising rate environment, that is, assuming no Management action, net interest revenue would be expected to be adversely affected by a rise in interest rates. Conversely, interest rate risk exposure beyond the near term is to a declining rate scenario, principally due to Chase's high level of core wholesale and consumer deposits, which exceed the level of fixed-rate assets.

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

  The following chart provides a quantification of Chase's interest rate sensitivity gap as of September 30, 1995, based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others. This chart illustrates the impact of including and excluding the related derivative contracts on these gaps. This chart also displays only a static view of Chase's interest rate sensitivity gap and does not capture the dynamics of balance sheet, rate and spread movements, nor Management's actions that may be taken to manage this position.



                                   [GRAPH 3]

Notes to chart:

(1) Cumulative interest rate gaps are defined as the average cumulative fixed-rate positions (assets less liabilities) for a given calendar period. The gaps measure the time weighted dollar equivalent volume of positions fixed for a particular calendar period. The gap positions reflect a stock concept, rather than the traditional flow concept as measured by runoff. For example, a $100 million certificate of deposit made on October 1 and maturing on November 28 would have a gap impact of $64 million ($100 million x 59 days/92 days) in the fourth quarter 1995 repricing time frame.

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

  At September 30, 1995, Chase had approximately $23 billion and $8 billion, respectively, of notional swap principal and other ALM contracts outstanding related to such interest rate risk management activities, compared with $50 billion and $17 billion, respectively, at December 31, 1994. The following table summarizes certain of Chase's assets and liabilities at September 30, 1995, the corresponding interest revenue earned on such assets or interest expense incurred on such liabilities for the nine months ended September 30, 1995, as well as the notional or contract amounts of related derivative contracts used for ALM purposes at September 30, 1995. Also disclosed is the favorable or unfavorable percentage impact these derivative contracts had on the related interest amounts reflected in Chase's Consolidated Statement of Income. As shown, Chase's use of derivative contracts reduced interest expense on deposits, intermediate- and long-term debt, and interest revenue on interest-bearing deposits placed with banks by the percentages indicated.

-----------------------------------------------------------------------------------------------------------------
DERIVATIVE PRODUCTS AND RELATED BALANCE SHEET POSITIONS AND INTEREST REVENUE (EXPENSE)
-------------------------------------------------------------------------------------------------------------------
                                                                                          Nine Months Ended
                                                                 Contract/               September 30, 1995
                                                              Notional Amount             Income Statement
                                                         ---------------------------   ----------------------------
                                               Published                                 Published       Favorable
                                                 Balance      Interest         Other      Interest   (Unfavorable)
                                                   Sheet          Rate           ALM       Revenue      Percentage
($ in millions)                                   Amount         Swaps    Contracts*     (Expense)        Impact**
-------------------------------------------------------------------------------------------------------------------
September 30, 1995
Interest-Bearing Deposits
  Placed with Banks .....................       $  5,798      $    200      $    400      $    426        (1)%
Investment Securities ...................          7,707           900           800           358        --
Loans ...................................         64,821         2,200         1,000         4,323        --
Deposits ................................         69,433        17,100         5,200        (1,964)        5
Intermediate- and Long-Term Debt ........          5,518         2,700           600          (299)        6
                                               -------------------------------------
                                                              $ 23,100      $  8,000
-------------------------------------------------------------------------------------------------------------------

* Includes currency exchange agreements, forward, futures and purchased option and option-related contracts.

** Represents the favorable (unfavorable) percentage impact of ALM derivative contracts on the related interest revenue or interest expense amount prior to the impact of derivative contracts.

The following table summarizes the outstanding ALM contract/notional amounts of interest rate swaps and other ALM contracts at September 30, 1995, by yearly intervals. The decrease in notional amounts from one period to the next period represents maturities of the underlying contracts. The weighted average interest rates to be received and paid on such swaps are presented for each yearly interval. The variable rates, which are generally based on London Interbank Offered Rate (LIBOR), are presented using the forward yield curve at September 30, 1995. However, actual repricings are generally based on the 3-month or 6-month LIBOR rates in effect at the actual repricing dates, not the forward yield curve. To the extent that the current 3-month and 6-month LIBOR rates change, the variable rates of interest received or paid will change. Future interest rate changes are not known, but could materially impact the variable rates presented below. However, Chase expects the impact of these changes to be mitigated by corresponding changes in the interest rates and values associated with the linked assets and liabilities. In addition, net interest revenue will be affected by the amortization of net deferred gains/(losses) on closed derivative contracts and premiums paid on open ALM option contracts purchased, as reflected in the tables on page 18.

---------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING ALM CONTRACT/NOTIONAL AMOUNTS BY YEARLY INTERVALS
---------------------------------------------------------------------------------------------------------------------------------
                                                                            For The Twelve Months Beginning October 1,
                                                               ------------------------------------------------------------------
($ in millions)                                                    1995       1996       1997       1998       1999   Thereafter
---------------------------------------------------------------------------------------------------------------------------------
Receive Fixed Swaps:
  Contract/Notional Amount ....................................  $16,900    $11,700    $ 9,400    $ 7,600    $ 6,600    $ 6,200
  Weighted Average:
    Receive Rate ..............................................     6.54%      6.62%      6.83%      6.91%      6.87%      6.75%
    Pay Rate ..................................................     5.90       6.05       6.23       6.61       6.66       6.90

Pay Fixed Swaps:
  Contract/Notional Amount ....................................  $ 6,200    $ 4,600    $ 2,100    $ 1,500    $ 1,200    $ 1,000
  Weighted Average:
    Receive Rate ..............................................     5.88%      6.03%      6.21%      6.62%      6.65%      6.83%
    Pay Rate ..................................................     7.90       8.33       8.28       8.28       8.26       8.01

Other ALM Contracts ...........................................  $ 8,000    $ 6,500    $ 6,300    $ 6,200    $ 4,300    $ 4,300
---------------------------------------------------------------------------------------------------------------------------------

As discussed on page 36 of the 1994 Annual Report, Chase uses derivative contracts as part of its ALM activities to manage the earnings risk arising from timing differences in repricing characteristics principally arising from its customer-related assets and liabilities. Consistent with Chase's overall ALM objectives to reduce its longer-term exposure to a decline in interest rates, certain fixed-rate liabilities are hedged using derivative contracts. Significant changes in value to Chase's ALM derivative contracts and related linked balance sheet positions for the first nine months of 1995 are presented below.

------------------------------------------------------------------------------------------------------------------
CHANGE IN VALUE OF CERTAIN ALM DERIVATIVE CONTRACTS AND LINKED BALANCE SHEET POSITIONS
------------------------------------------------------------------------------------------------------------------
                                                                 For Nine Months Ended September 30, 1995
                                                           -------------------------------------------------------
                                                           Change in Value of Linked      Change in Value of
($ in millions)                                             Balance Sheet Positions    Related ALM Derivatives
------------------------------------------------------------------------------------------------------------------
Balance Sheet Assets/Liabilities:
  Deposits*...............................................        $(1,072)                       $432
  Company's Intermediate- and Long-Term Debt..............           (300)                        227
------------------------------------------------------------------------------------------------------------------

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

The change in value of Chase's ALM derivative contracts from December 31, 1994 to September 30, 1995 is as follows:

-------------------------------------------------------------------------------------------------------------------
CHANGE IN VALUE OF ALM DERIVATIVE CONTRACTS
-------------------------------------------------------------------------------------------------------------------
                                                                    September 30,      December 31,       Change in
($ in millions)                                                         1995              1994                Value
-------------------------------------------------------------------------------------------------------------------
ALM Derivative Contracts:
  Net Deferred Gains/(Losses).............................            $ 12              $ (97)            $109
  Net Unrealized Gains/(Losses)...........................             (29)              (597)             568
-------------------------------------------------------------------------------------------------------------------
    Net ALM Derivative Contract Gains/(Losses)                        $(17)             $(694)            $677
-------------------------------------------------------------------------------------------------------------------

The net deferred gains at September 30, 1995 are expected to be amortized over the periods reflected in the following table. The amortization of deferred gains and losses are recognized as yield adjustments to the interest revenue or interest expense associated with the linked assets or liabilities.

-------------------------------------------------------------------------------------------------------------------
AMORTIZATION OF NET DEFERRED GAINS/(LOSSES) RELATED TO CLOSED ALM DERIVATIVE CONTRACTS
-------------------------------------------------------------------------------------------------------------------
($ in millions)                    1995       1996       1997      1998       1999       2000    Thereafter   Total
-------------------------------------------------------------------------------------------------------------------
Net Gains/(Losses)
  Amortization                      $21        $58        $10     $(30)      $(43)      $(54)        $50       $12
-------------------------------------------------------------------------------------------------------------------

In addition, Chase's Consolidated Statement of Condition included unamortized premiums on open ALM option contracts purchased amounting to $121 million and $140 million at September 30, 1995 and December 31, 1994, respectively. The premiums at September 30, 1995 will be amortized over the periods indicated in the following table.

-------------------------------------------------------------------------------------------------------------------
AMORTIZATION OF PREMIUMS ON OPEN ALM OPTION CONTRACTS PURCHASED
-------------------------------------------------------------------------------------------------------------------
($ in millions)                    1995       1996       1997      1998       1999       2000  Thereafter    Total
-------------------------------------------------------------------------------------------------------------------
Premium Amortization                 $5        $17        $16       $16        $14        $13        $40       $121
-------------------------------------------------------------------------------------------------------------------

OTHER RISK MANAGEMENT ACTIVITIES

As discussed on page 38 of the 1994 Annual Report, Chase also uses derivative contracts to reduce interest rate, foreign currency and other market risks associated with certain assets and liabilities. At September 30, 1995 and December 31, 1994, outstanding notional amounts of interest rate contracts related to mortgage servicing assets were approximately $2 billion and $6 billion, respectively, and those related to mortgage loan sales were approximately $2 billion and $1 billion, respectively. In addition, approximately $1 billion of notional amounts of foreign currency contracts, primarily forward contracts related to Chase's net investments in overseas entities, were outstanding at both September 30, 1995 and December 31, 1994. The effect of these activities are not material to Chase's consolidated financial position or results of operations.

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

  Combined trading and trading-related revenue (including revenue classified as net interest revenue for financial statement purposes) for Global Markets are set forth below:

-------------------------------------------------------------------------------------------------------------------
COMBINED TRADING AND TRADING-RELATED REVENUE*
-------------------------------------------------------------------------------------------------------------------
                                                                         Quarter Ended           Nine Months Ended
                                                                         September 30,             September 30,
                                                                  -------------------------------------------------
($ in millions)                                                     1995            1994       1995           1994
-------------------------------------------------------------------------------------------------------------------
Business Diversification:
  Foreign Exchange** .........................................      $ 71            $ 58       $235           $216
  Interest Rate and Commodity Derivatives*** .................        65              33        183            130
  Securities Trading and Underwriting**** ....................        74             128         95            278
-------------------------------------------------------------------------------------------------------------------
Total                                                               $210            $219       $513           $624
-------------------------------------------------------------------------------------------------------------------
Income Statement Classification:
  Foreign Exchange Trading Revenue ...........................      $ 45            $ 50       $196           $213
  Trading Account Revenue ....................................        92             138        119            306
  Net Interest Revenue***** ..................................        73              31        198            105
-------------------------------------------------------------------------------------------------------------------
Total                                                               $210            $219       $513           $624
-------------------------------------------------------------------------------------------------------------------

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

The combined trading and trading-related revenue of $210 million for third quarter 1995 was consistent with prior quarters. Foreign exchange revenue of $71 million and interest rate and commodity derivatives revenue of $65 million were both essentially level with the second quarter of 1995, and showed significant improvement over the same period last year due to improved customer demand. Securities trading and underwriting revenue of $74 million reflected continued strength, particularly in the emerging markets, while third quarter 1994 included significant gains in the emerging markets resulting from improved market confidence.

  For the first nine months of 1995, combined trading revenue was $513 million, lower than $624 million for the same period of 1994. Foreign exchange and derivative revenue showed increases over last year due to improved market conditions and customer demand. This improvement was offset by the Mexican peso devaluation in December 1994 and its impact on securities trading and underwriting revenue in first quarter 1995.


--------------------------------------------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS AND LIABILITIES
--------------------------------------------------------------------------------------------------------------------
                                                                                        September 30,   December 31,
($ in millions)                                                                             1995           1994
--------------------------------------------------------------------------------------------------------------------
Assets:
  Securities and Loans ...............................................................     $ 6,826       $ 6,833
  Other, Principally Derivative Contracts* ...........................................       8,001         8,276
--------------------------------------------------------------------------------------------------------------------
Total                                                                                      $14,827       $15,109
--------------------------------------------------------------------------------------------------------------------
Liabilities:
  Securities Sold But Not Yet Purchased ..............................................     $ 2,391       $ 1,692
  Derivative Contracts* ..............................................................       8,568         7,972
--------------------------------------------------------------------------------------------------------------------
Total                                                                                      $10,959       $ 9,664
--------------------------------------------------------------------------------------------------------------------

* The average fair values of trading derivative contract assets for the first nine months of 1995 and for the year 1994 were $9.9 billion and $10.2 billion, respectively; and those of trading derivative contract liabilities were $10.0 billion and $9.7 billion, respectively.

---------------------------------------------------------------------------------------------------------------------
TRADING ACCOUNT SECURITIES AND LOANS
---------------------------------------------------------------------------------------------------------------------
                                                                                        September 30,    December 31,
                                                                                      -------------------------------
($ in millions)                                                                             1995            1994
---------------------------------------------------------------------------------------------------------------------
U.S. Government and Agency and Municipal Securities ..................................   $1,245           $1,126
Foreign Securities ...................................................................    3,663            3,437
Loans ................................................................................      258              887
Corporate Debt Securities ............................................................      917              763
Other ................................................................................      743              620
---------------------------------------------------------------------------------------------------------------------
Total                                                                                    $6,826           $6,833
---------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------
TRADING DERIVATIVE CONTRACTS
---------------------------------------------------------------------------------------------------------------------
                                                      September 30, 1995                  December 31, 1994
                                           --------------------------------------------------------------------------
                                                    Notional       Credit Risk         Notional       Credit Risk
($ in millions)                                      Amount*            Amount           Amount            Amount
---------------------------------------------------------------------------------------------------------------------
Interest Rate Contracts:
  Interest Rate Swaps..........................     $329,900          $  5,700         $250,100            $4,800
  Currency Exchange Agreements.................       24,900             1,400           18,900             1,100
  Forwards and Futures.........................      197,800               300          252,300               200
  Options, Caps and Floors Purchased...........       96,200               600           57,900               700
  Options, Caps and Floors Written**...........      100,100               --            72,200               --
---------------------------------------------------------------------------------------------------------------------
    Less: Master Netting Agreements............                          4,600                              3,000
Net Interest Rate Contracts                                              3,400                              3,800
---------------------------------------------------------------------------------------------------------------------
Foreign Exchange Contracts:
  Spot, Forwards and Futures...................      613,500            10,300          541,900             6,600
  Options Purchased............................       58,000             1,400           36,800               700
  Options Written**............................       47,700               --            49,000               --
---------------------------------------------------------------------------------------------------------------------
    Less: Master Netting Agreements............                          7,400                              3,100
Net Foreign Exchange Contracts                                           4,300                              4,200
---------------------------------------------------------------------------------------------------------------------
Commodity Contracts**..........................       17,800               500           13,400               400
---------------------------------------------------------------------------------------------------------------------
Total Before Cross Product Netting Agreements..                          8,200                              8,400
---------------------------------------------------------------------------------------------------------------------
    Less: Cross Product Netting Agreements.....                            200                                100
---------------------------------------------------------------------------------------------------------------------
Total Trading Derivative Assets                                       $  8,000                             $8,300
---------------------------------------------------------------------------------------------------------------------

* The notional amounts of exchange traded interest rate contracts, foreign exchange contracts, and commodity contracts were $51.8 billion, $12.1 billion and $1.9 billion, respectively. The credit risk amounts of these contracts were minimal since exchange-traded contracts principally settle daily in cash.

** Options, caps and floors written have no credit risk. Commodity contract notional amounts include options written of $3.6 billion and $2.8 billion at September 30, 1995 and December 31, 1994, respectively.

The change in the credit risk amounts of foreign exchange contracts reflects the volatility in the value of the U.S. dollar against most major currencies.

-----------------------------------------------------------------------------------------------------------------
MATURITY OF TRADING ACCOUNT DERIVATIVE CONTRACTS*
-----------------------------------------------------------------------------------------------------------------
                                                                                         Interest      Foreign
                                                                                           Rate        Exchange
At September 30, 1995                                                                    Contracts    Contracts
-----------------------------------------------------------------------------------------------------------------
Less than 3 months ...................................................................      21%          63%
3 to 6 months ........................................................................      13           21
6 to 12 months .......................................................................      16           14
1 to 3 years .........................................................................      28            2
3 to 5 years .........................................................................      14            -
Over 5 years .........................................................................       8            -
-----------------------------------------------------------------------------------------------------------------
Total ................................................................................     100%         100%
-----------------------------------------------------------------------------------------------------------------

*   Approximate percentages based upon remaining life of notional amounts.

MARKET RISK

Chase's base level of daily risk dollars for its trading activities (before Management's judgment overlays or stress testing) are estimated to be approximately $9 million in aggregate at September 30, 1995, having averaged approximately $12 million during the first nine months of 1995. The decline in quarter-end risk dollars from the average is primarily attributed to reduced volatility and positions in international securities.

  Chase continuously validates the accuracy and applicability of risk dollars by comparing actual portfolio changes in value against predicted changes in value, or risk dollars. During the first nine months of 1995, actual declines in value were within predicted declines in value at a frequency consistent with Chase's defined confidence level of 97.5%.

CREDIT RISK

Chase's predominant credit risk exposures (net replacement values) in its trading businesses relate to derivative contracts. Interest rate derivative credit risk exposures are primarily of a medium-term nature, while credit risk exposures in most other trading products are of a short-term nature. In terms of industry exposure, depository institutions, substantially all in OECD countries, represent 64% of net replacement value, with no other major industry greater than 4% of the total net exposure. For other than depository institutions, the largest single counterparty credit risk exposure is $107 million. The net replacement value of contracts identified as being potential problem contracts was not material at September 30, 1995. Presented in the following table are the percentages of total net replacement value by counterparty type and by major country exposures.

-------------------------------------------------------------------------------------------------------------------
DERIVATIVE-RELATED CREDIT RISK EXPOSURE*
-------------------------------------------------------------------------------------------------------------------
                                                                                            Percentage of Total Net
At September 30, 1995                                                                          Replacement Value
-------------------------------------------------------------------------------------------------------------------
Counterparty Type:
  Depository Institutions ........................................................................      64%
  Other ..........................................................................................      36
-------------------------------------------------------------------------------------------------------------------
Total                                                                                                  100%
-------------------------------------------------------------------------------------------------------------------
Country of Risk:
  United States ..................................................................................      22%
  Japan ..........................................................................................      22
  United Kingdom .................................................................................      10
  Italy ..........................................................................................       6
  France .........................................................................................       5
  Other ..........................................................................................      35
-------------------------------------------------------------------------------------------------------------------
Total                                                                                                  100%
-------------------------------------------------------------------------------------------------------------------

*  Includes foreign exchange, interest rate and commodity contracts

Chase's credit losses arising from derivative contracts have not been material during the first nine months of 1995 and throughout 1994.

  Leveraged derivatives are contracts that contain features that may increase the contract's volatility by a factor significantly disproportionate to its stated notional amount. Chase does not engage in these types of derivatives to any material extent and, at September 30, 1995, the amount of such contracts was minimal.

FAIR VALUE DISCLOSURES

Chase monitors the estimated fair value of its on- and off- balance-sheet financial instruments as discussed on pages 58 to 60 of the 1994 Annual Report. Based upon market and other conditions existing at September 30, 1995, the estimated net fair value of Chase's on- and off-balance-sheet financial instruments was not materially adversely impacted during the third quarter of 1995.

CAPITAL MANAGEMENT

Capital management is an ongoing process that consists of providing equity and long-term debt for both current and future financial positioning. Chase manages its capital to execute its strategic business plans and to support its growth and investments in its core businesses. Chase and its banking subsidiaries are subject to the capital adequacy requirements of various federal banking agencies, such as the Federal Reserve Board and the Office of the Comptroller of the Currency. At September 30, 1995, the capital ratios of all of the Company's banking subsidiaries exceeded the minimum ratios required of a well capitalized institution under FDICIA and are expected to be in excess of the minimum ratios required of a well capitalized institution in the future.

  Chase's total stockholders' equity at September 30, 1995 was $8,978 million or 7.48% of total assets, compared with $8,359 million, or 7.33%, and $8,440 million, or 7.21%, at December 31, 1994 and September 30, 1994, respectively.

  In the third quarter of 1995, Chase repurchased approximately 3.0 million shares of its common stock. These repurchases were primarily made pursuant to a repurchase program intended to offset the shares of common stock issued in the acquisition of U.S. Trust securities processing businesses as discussed in Note 3, Acquisition of Securities Processing Businesses of U.S. Trust, in Notes to Consolidated Financial Statements on page 8. On September 2, 1995, Chase completed the acquisition of the U.S. Trust securities processing businesses which included the issuance of approximately 6.6 million shares of its common stock. A discussion regarding Chase's recent capital position is set forth below and on pages 42 and 43 of the 1994 Annual Report.

---------------------------------------------------------------------------------------------------------------
TIER 1 AND TIER 2 CAPITAL
---------------------------------------------------------------------------------------------------------------
                                                                   September 30,   December 31,  September 30,
($ in millions)                                                         1995           1994           1994
---------------------------------------------------------------------------------------------------------------
Tier 1 Capital ...................................................   $ 8,050        $ 7,759        $ 7,738
Tier 2 Capital ...................................................     4,664          4,194          4,278
---------------------------------------------------------------------------------------------------------------
Total Capital                                                        $12,714        $11,953        $12,016
---------------------------------------------------------------------------------------------------------------

Chase's Tier 1 risk-based capital ratio was 8.24% at September 30, 1995, compared with 8.30% at December 31, 1994 and 8.51% at September 30, 1994. The decrease in the Tier 1 capital ratio since December 31, 1994 was due to higher net risk-weighted assets of $97.7 billion at September 30, 1995, compared with $93.5 billion at December 31, 1994, the repurchase of common stock as previously mentioned and the goodwill associated with the acquisition of U.S. Trust securities processing businesses, partially offset by a net increase in shares of common stock issued in the acquisition of U.S. Trust securities processing businesses and higher retained earnings. During the first nine months of 1995, Tier 2 capital increased due to the issuance of $678 million of subordinated notes, partially offset by the discount applicable to subordinated debt with remaining maturities of five years or less. The net proceeds from these issuances were used for general corporate purposes, including advances to or investments in banking and nonbanking subsidiaries of the Company and the repayment of commercial paper or other indebtedness of the Company.

  On September 20, 1995, Chase announced the repurchase of up to 9 million share of its common stock. The repurchase of these shares will help to neutralize the impact from the expected exercise of Chase Vision Shares and other stock options.

-------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS*
-------------------------------------------------------------------------------------------------------------------
                                                          September 30,  December 31,  September 30,    Regulatory
                                                              1995           1994          1994         Guidelines
-------------------------------------------------------------------------------------------------------------------
Tier 1 Leverage Ratio (a).................................   7.47%          7.37%           7.31%       3.00-5.00%
Risk-Based Capital Ratios: (b)
    Tier 1................................................   8.24           8.30            8.51             4.00
    Total Capital.........................................  13.01          12.78           13.22             8.00
-------------------------------------------------------------------------------------------------------------------

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

CREDIT RISK MANAGEMENT

As further discussed on pages 43 and 44 of the 1994 Annual Report, Chase has established and implemented policies and procedures to actively manage credit risk, both on- and off-balance sheet. In comparison with September 30, 1994, the loan portfolio balances at September 30, 1995 reflected a 8% growth in domestic consumer loans, which consists of loans secured by 1-4 family residential properties, home equity loans, credit card receivables, auto loans and other forms of installment loans. During the same period, domestic commercial real estate loans within the wholesale portfolio declined 18% to $1.8 billion, while total loans in overseas offices increased 9% to $18.0 billion.

------------------------------------------------------------------------------------------------------------
LOAN COMPOSITION
------------------------------------------------------------------------------------------------------------
                                                      September 30,      December 31,       September 30,
($ in millions)                                           1995               1994               1994
------------------------------------------------------------------------------------------------------------
Domestic Offices:
  Wholesale ...................................         $13,031            $13,350             $13,714
  Consumer ....................................          34,024             33,432              31,378
  Less: Unearned Discount and Fee Revenue                   260                177                 167
------------------------------------------------------------------------------------------------------------
Total Domestic Offices                                   46,795             46,605              44,925
------------------------------------------------------------------------------------------------------------
Overseas Offices:
  Wholesale ...................................          15,192             13,985              13,903
  Consumer ....................................           2,890              2,500               2,627
  Less: Unearned Discount and Fee Revenue                    56                 52                  50
------------------------------------------------------------------------------------------------------------
Total Overseas Offices                                   18,026             16,433              16,480
------------------------------------------------------------------------------------------------------------
Total Loans                                             $64,821            $63,038             $61,405
------------------------------------------------------------------------------------------------------------

Key data on the worldwide consumer loan portfolio are summarized below.

------------------------------------------------------------------------------------------------------------------
CONSUMER LOANS
------------------------------------------------------------------------------------------------------------------
                                                          September 30,       December 31,       September 30,
($ in millions)                                                1995               1994               1994
------------------------------------------------------------------------------------------------------------------
Domestic Offices:
  Secured by 1-4 Family Residential Properties...........    $15,442            $15,092             $14,839
  Credit Card............................................      7,281              7,733               6,666
  Auto Loans.............................................      6,136              6,227               5,802
  Lease Financings.......................................      1,817                969                 800
  Other Consumer.........................................      3,348              3,411               3,271
------------------------------------------------------------------------------------------------------------------
Total Domestic Offices...................................     34,024             33,432              31,378
Overseas Offices.........................................      2,890              2,500               2,627
------------------------------------------------------------------------------------------------------------------
Total Consumer Loans                                         $36,914            $35,932             $34,005
------------------------------------------------------------------------------------------------------------------

The increase in domestic consumer loans from September 30, 1994 to September 30, 1995 was due to increased demand for loans secured by 1-4 family residential properties, credit card loans, auto loans and lease financings throughout the period, offset by sales and securitizations. During the first nine months of 1995, Chase securitized or sold $3.0 billion of residential mortgage loans, and sold an additional $4.3 billion of such loans, primarily through traditional secondary market outlets. Additionally, Chase securitized credit card receivables of $1.0 billion on March 15, 1995 and $1.5 billion on June 15, 1995, auto loans of $1.5 billion on September 13, 1995 and home equity loans of $.4 billion on September 28, 1995. There were no securitizations of credit card receivables, auto loans and home equity loans in 1994. At September 30, 1995, the aggregate amount of securitized credit card receivables outstanding was $4.6 billion, compared with $2.7 billion and $3.0 billion at December 31, 1994 and September 30, 1994, respectively.

  Credit card securitization transactions are structured with a revolving period and a subsequent amortization period. During the first nine months of 1995, $564 million of previously securitized credit card receivables were amortized and $188 million are scheduled to amortize during the remainder of 1995.

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

-----------------------------------------------------------------------------------------------------------------
                                                                  Third Quarter                Nine Months
                                                           ------------------------------------------------------
($ in millions)                                                 1995          1994           1995        1994
-----------------------------------------------------------------------------------------------------------------
Net Interest Revenue ...........................               $(92)        $ (65)          $(226)     $(207)
Decrease in Provision for Possible Credit Losses                 43            38             108        128
Fees and Commissions ...........................                 45            27             112         79
Other Revenue ..................................                --            --               17        --
-----------------------------------------------------------------------------------------------------------------
Income Before Taxes                                            $ (4)        $ --            $  11      $ --
-----------------------------------------------------------------------------------------------------------------

Average domestic credit card receivables, net loan charge-offs and average loss ratio amounts are presented below both had the securitization transactions not taken place and per actual financial statement presentation.

-----------------------------------------------------------------------------------------------------------------
                                                                 Third Quarter               Nine Months
                                                           ------------------------------------------------------
                                                                1995          1994         1995          1994
-----------------------------------------------------------------------------------------------------------------
Average Receivables ($ in billions)
  Prior to Securitization ................................     $11.4          $9.6        $10.8          $9.8
  Net of Securitization ..................................       6.7           6.5          7.1           6.4

Net Loan Charge-offs ($ in millions)
  Prior to Securitization ................................      $106          $101         $306          $316
  Net of Securitization ..................................        63            63          198           188

Average Loss Ratio
  Prior to Securitization ................................      3.70%         4.19%        3.80%         4.31%
  Net of Securitization ..................................      3.71          3.85         3.72          3.91
-----------------------------------------------------------------------------------------------------------------

Key data on the worldwide wholesale loan portfolio are summarized below.

------------------------------------------------------------------------------------------------------------------
WHOLESALE LOANS
------------------------------------------------------------------------------------------------------------------
                                                             September 30,       December 31,      September 30,
($ in millions)                                                   1995              1994               1994
------------------------------------------------------------------------------------------------------------------
Domestic Offices:
  Commercial Real Estate..................................      $ 1,801           $ 2,055            $ 2,194
  Commercial and Industrial...............................        8,095             8,291              8,670
  Other Wholesale.........................................        3,135             3,004              2,850
------------------------------------------------------------------------------------------------------------------
Total Domestic Offices....................................       13,031            13,350             13,714
------------------------------------------------------------------------------------------------------------------
Overseas Offices:
  Commercial and Industrial...............................        9,691             9,020              9,250
  Other Wholesale.........................................        5,501             4,965              4,653
------------------------------------------------------------------------------------------------------------------
Total Overseas Offices....................................       15,192            13,985             13,903
------------------------------------------------------------------------------------------------------------------
Total Wholesale Loans                                           $28,223           $27,335            $27,617
------------------------------------------------------------------------------------------------------------------

Wholesale loans in overseas offices increased from $13.9 billion at September 30, 1994 to $15.2 billion at September 30, 1995 from higher levels of global loan underwriting and syndication activity, partially offset by repayments.

RESERVE FOR POSSIBLE CREDIT LOSSES

-----------------------------------------------------------------------------------------------------------------
RECONCILIATION OF RESERVE FOR POSSIBLE CREDIT LOSSES
-----------------------------------------------------------------------------------------------------------------
                                                                                        Third Quarter
                                                                             ------------------------------------
($ in millions)                                                                     1995              1994
-----------------------------------------------------------------------------------------------------------------
Balance at Beginning of Period .............................................      $ 1,416*         $ 1,435
Additions:
  Provision for Possible Credit Losses Charged to Expense ..................           70              100
Deductions:
  Charge-Offs ..............................................................          110              155
  Recoveries ...............................................................          (32)             (36)
-----------------------------------------------------------------------------------------------------------------
  Net Loan Charge-Offs .....................................................           78              119
Reserves of Disposed Subsidiaries and Other Adjustments ....................           (4)              --
-----------------------------------------------------------------------------------------------------------------
Balance at End of Period                                                          $ 1,404*         $ 1,416
-----------------------------------------------------------------------------------------------------------------

* Includes $15 million and $17 million of related SFAS 114 valuation allowance at September 30, 1995 and June 30, 1995, respectively.

Chase adopted SFAS 114 and SFAS 118 effective January 1, 1995. This did not have any impact on Chase's results of operations nor on its financial position, including the level of the reserve for possible credit losses. Instead, it resulted only in a reallocation of the existing reserve for possible credit losses.

    At September 30, 1995, the recorded investment in loans that are considered impaired under SFAS 114 was $466 million. No SFAS 114 reserve is required for $417 million of recorded investment in impaired loans, since previously taken charge-offs and interest applied to principal have reduced the recorded investment values to amounts that are less than the SFAS 114 calculated values. The remaining $49 million of impaired loans required a SFAS 114 reserve for possible credit losses of $15 million. The average recorded investment in impaired loans during the three months and nine months ended September 30, 1995 was approximately $498 million and $513 million, respectively. For the three months and nine months ended September 30, 1995, Chase recognized interest revenue on these impaired loans of $1 million and $8 million, respectively.

----------------------------------------------------------------------------------------------------------------
NET LOAN CHARGE-OFFS AND ANNUALIZED CREDIT LOSS EXPERIENCE RATIOS
----------------------------------------------------------------------------------------------------------------
                                                               Third Quarter                Nine Months
                                                       ---------------------------------------------------------
($ in millions)                                             1995          1994           1995          1994
----------------------------------------------------------------------------------------------------------------
Net Loan Charge-offs:
  Domestic:
    Consumer .........................................     $  87         $  90         $ 269          $ 274
    Commercial Real Estate ...........................        (4)           21           (18)           123
    Commercial and Other .............................        (2)            6           (17)            22
----------------------------------------------------------------------------------------------------------------
Total Domestic                                                81           117           234            419
----------------------------------------------------------------------------------------------------------------
Total International                                           (3)            2           (17)             3
----------------------------------------------------------------------------------------------------------------
Total                                                      $  78         $ 119         $ 217          $ 422
----------------------------------------------------------------------------------------------------------------
Net Loan Charge-offs as a Percentage of Average Loans:
  Domestic:
    Consumer .........................................      1.03%         1.19%         1.07%          1.24%
    Commercial Real Estate ...........................      (.89)         3.76         (1.30)          6.01
    Commercial and Other .............................      (.07)          .21          (.20)           .25
----------------------------------------------------------------------------------------------------------------
Total Domestic Credit Loss Ratio                             .69          1.08           .67           1.30
----------------------------------------------------------------------------------------------------------------
Total International Credit Loss Ratio                       (.07)          .06          (.13)           .02
----------------------------------------------------------------------------------------------------------------
Total Credit Loss Ratio                                      .48%          .79%          .46%           .93%
----------------------------------------------------------------------------------------------------------------

Net loan charge-offs for the third quarter of 1995 were $78 million, down $41 million from the third quarter of 1994. Domestic commercial real estate net loan charge-offs declined $25 million from the third quarter of 1994. Net loan charge-offs for the first nine months of 1995 were $217 million, down $205 million from the first nine months of 1994 due to improved credit quality and recoveries in the commercial real estate and commercial and other portfolios in 1995. For further details on the reserve for possible credit losses and net loan charge-offs, see Analysis of Credit Loss Experience on page 35.

NONACCRUAL, RESTRUCTURED AND PAST DUE OUTSTANDINGS AND DOMESTIC ORE ACQUIRED

------------------------------------------------------------------------------------------------------------------
NONACCRUAL AND RESTRUCTURED OUTSTANDINGS AND DOMESTIC ORE
------------------------------------------------------------------------------------------------------------------
                                                          September 30,          December 31,      September 30,
($ in millions)                                               1995                  1994               1994
------------------------------------------------------------------------------------------------------------------
Domestic Outstandings:
  Commercial Real Estate..................................    $169                 $266                $271
  Commercial and Industrial...............................     158                  109                 147
  Other...................................................     145                  135                 134
------------------------------------------------------------------------------------------------------------------
Domestic Outstandings                                          472                  510                 552
------------------------------------------------------------------------------------------------------------------
Overseas Outstandings:
  Refinancing Countries...................................      48                   54                  55
  Commercial Real Estate..................................       5                    8                   9
  Commercial and Industrial...............................      50                   47                  42
  Other...................................................      29                   41                  43
------------------------------------------------------------------------------------------------------------------
Overseas Outstandings                                          132                  150                 149
------------------------------------------------------------------------------------------------------------------
Total Nonaccrual and Restructured Outstandings                $604*                $660                $701
------------------------------------------------------------------------------------------------------------------
Domestic ORE                                                  $158                 $251                $502
------------------------------------------------------------------------------------------------------------------
  As a % of Total Gross Assets:
    Nonaccrual and Restructured Outstandings                   .50%                 .57%                .59%
    Nonaccrual and Restructured Outstandings and
      Domestic ORE                                             .63                  .79                1.02
------------------------------------------------------------------------------------------------------------------

* Considered impaired loans as defined by SFAS 114, with the exception of $138 million, principally consumer loans.

The substantial decrease in nonaccrual and restructured outstandings and domestic ORE at September 30, 1995, as compared with September 30, 1994 was due to repayments of commercial real estate loans and sales, respectively.

  Nonaccrual loans that have been restructured but remain in nonaccrual status amounted to $50 million, $44 million and $49 million at September 30, 1995, December 31, 1994 and September 30, 1994, respectively, and continue to be included in the preceding table.

----------------------------------------------------------------------------------------------------------------
NEGATIVE IMPACT OF NONACCRUAL AND RESTRUCTURED OUTSTANDINGS
----------------------------------------------------------------------------------------------------------------
                                                                  Third Quarter               Nine Months
                                                           -----------------------------------------------------
($ in millions)                                                1995          1994          1995          1994
----------------------------------------------------------------------------------------------------------------
Interest Revenue That Would Have Been
  Recorded Under Original Terms ..........................      $11          $15           $40           $39
Interest Revenue Actually Realized .......................        1            2             8             6
----------------------------------------------------------------------------------------------------------------
Negative Impact on Interest Revenue                             $10          $13           $32           $33
----------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------
ACCRUING LOANS PAST DUE 90 DAYS OR MORE
------------------------------------------------------------------------------------------------------------------
                                                          September 30,      December 31,       September 30,
($ in millions)                                               1995               1994               1994
------------------------------------------------------------------------------------------------------------------
Domestic Loans:
  Consumer*...............................................    $177              $192                $175
  Commercial Real Estate..................................      30                 8                   5
  Commercial and Other....................................      21                19                  24
------------------------------------------------------------------------------------------------------------------
Total Domestic Loans......................................     228               219                 204
------------------------------------------------------------------------------------------------------------------
Overseas Loans............................................       7               181                  13
------------------------------------------------------------------------------------------------------------------
Total Accruing Loans Past Due 90 Days or More                 $235              $400                $217
------------------------------------------------------------------------------------------------------------------

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

FINANCIAL RATIOS
The Chase Manhattan Corporation and Subsidiaries

                                                                                             Nine Months Ended
                                                               1995           1994             September 30,
                                                       ---------------------------------------------------------
                                                         3rd Qtr.   2nd Qtr.    3rd Qtr.     1995       1994
----------------------------------------------------------------------------------------------------------------
Earnings Ratios
Net Income as a Percentage of Average:
  Total Assets .......................................      .89%       .88%        .98%       .88%       1.09%
  Common Stockholders' Equity* .......................    13.85      14.22       15.83      13.84       17.34
  Total Stockholders' Equity .........................    13.00      13.33       14.57      13.01       15.83
----------------------------------------------------------------------------------------------------------------
Leverage Ratios--Averages
Common Stockholders' Equity as a % of Total Assets ...     5.77%      5.52%       5.59%      5.62%       5.67%
Total Stockholders' Equity as a % of Total Assets ....     6.88       6.61        6.76       6.74        6.89
----------------------------------------------------------------------------------------------------------------
Common Stockholders' Equity Per Common Share .........   $42.35     $41.09      $38.83
----------------------------------------------------------------------------------------------------------------
Capital Ratios at Quarter End**
Common Stockholders' Equity as a % of Total Assets ...     6.31%      6.04%       6.01%
Total Stockholders' Equity as a % of Total Assets ....     7.48       7.22        7.21
Tier I Leverage ......................................     7.47       7.19        7.31
Tier I Capital as a % of Net Risk-Weighted Assets ....     8.24       8.22        8.51
Total Capital as a % of Net Risk-Weighted Assets .....    13.01      12.99       13.22
----------------------------------------------------------------------------------------------------------------

*     Based on Net Income, adjusted as applicable

** Based on Federal Reserve Board definitions. Risk-based capital and leverage ratios exclude the equity, assets and off-balance sheet positions of Chase Securities Inc., the Corporation's U.S. underwriting and dealing subsidiary.

----------------------------------------------------------------------------------------------------------------
The Chase Manhattan Bank, N.A. and Subsidiaries
Capital Ratios at Quarter End*
  Tier I Leverage ....................................     7.47%      7.01%       6.90%
  Tier I Capital as a % of Net Risk-Weighted Assets ..     8.42       8.24        8.25
  Total Capital as a % of Net Risk-Weighted Assets ...    11.81      11.62       12.06
----------------------------------------------------------------------------------------------------------------

*  Based on Office of the Comptroller of the Currency definition.

Stockholder Data
The Chase Manhattan Corporation and Subsidiaries

----------------------------------------------------------------------------------------------------------------
                                                                                            Nine Months Ended
                                                               1995              1994         September 30,
                                                       ---------------------------------------------------------
($ in millions, except per share data)                   3rd Qtr.    2nd Qtr    3rd Qtr.     1995       1994
----------------------------------------------------------------------------------------------------------------
Quarterly Cash Dividends:
Common Stock:
  Per Share ..........................................       $  .45     $  .45     $  .40    $  1.30    $  1.06
  Aggregate ..........................................       $78.3      $79.8      $73.8     $229.0     $195.7
Preferred Stock:
  Floating Rate Series F .............................         --         --         --         --         8.6
  10 1/2% Series G ...................................         3.7        3.7        3.7       11.1       11.1
  9.76% Series H .....................................         2.5        2.5        2.5        7.5        7.5
  10.84% Series I ....................................         5.4        5.4        5.4       16.2       16.2
  9.08% Series J .....................................         3.4        3.4        3.4       10.2       10.2
  8-1/2% Series K ....................................         3.6        3.6        3.6       10.8       10.8
  8.32% Series L .....................................         5.0        5.0        5.0       15.0       15.0
  8.40% Series M .....................................         3.6        3.6        3.6       10.8       10.8
  Floating Rate Series N .............................         3.2        3.6        3.5       10.6        5.5
----------------------------------------------------------------------------------------------------------------
Total Preferred Stock                                         30.4       30.8       30.7       92.2       95.7
----------------------------------------------------------------------------------------------------------------
Total Cash Dividends                                        $108.7     $110.6     $104.5     $321.2     $291.4
----------------------------------------------------------------------------------------------------------------
Cash Dividends Paid on Common Stock as
 Percentage of Net Income Applicable
 to Common Stock                                              31.0%      31.9%      26.9%      31.2%      22.2%
Total Cash Dividends Paid as a Percentage of
  Net Income                                                  38.4       39.3       34.2       38.9       29.8
----------------------------------------------------------------------------------------------------------------

Consolidated Statement of Condition
The Chase Manhattan Bank, N.A. and Subsidiaries

---------------------------------------------------------------------------------------------------------------------
                                                                                   September    December    September
                                                                                       30,         31,         30,
($ in millions)                                                                       1995        1994        1994
---------------------------------------------------------------------------------------------------------------------
Assets
Cash and Due from Banks .........................................................   $  5,014    $  4,518    $  5,330
Interest-Bearing Deposits Placed with Banks .....................................      5,957       7,002       7,247
Federal Funds Sold and Securities Purchased Under Resale Agreements .............      2,276       3,824       3,392
Trading Account Assets ..........................................................     12,526      13,088      15,617
Investment Securities:
  Held to Maturity (Market Value of $1,874, $1,739 and $1,480, Respectively) ....      1,863       1,760       1,482
  Available for Sale Carried at Fair Value ......................................      5,117       4,502       5,123
---------------------------------------------------------------------------------------------------------------------
    Total Investment Securities .................................................      6,980       6,262       6,605
Loans ...........................................................................     55,096      50,607      49,486
Reserve for Possible Credit Losses ..............................................     (1,131)     (1,092)     (1,089)
Customers' Liability on Acceptances .............................................        862         520         599
Accrued Interest Receivable .....................................................        901         966         707
Premises and Equipment ..........................................................      1,755       1,759       1,729
Other Assets ....................................................................      7,268       6,525       4,890
---------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                  $ 97,504    $ 93,979    $ 94,513
---------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholder's Equity
Deposits:
  Domestic Offices:
    Noninterest-Bearing .........................................................   $ 12,131    $ 11,648    $ 10,788
    Interest-Bearing ............................................................     18,841      17,888      18,096
  Overseas Offices:
    Noninterest-Bearing .........................................................      3,258       2,320       2,533
    Interest-Bearing ............................................................     32,702      33,645      32,140
---------------------------------------------------------------------------------------------------------------------
      Total Deposits ............................................................     66,932      65,501      63,557
Federal Funds Purchased and Securities Sold Under Repurchase Agreements..........      2,331       2,580       3,003
Other Short-Term Borrowings .....................................................      2,265       2,308       2,904
Trading Account Liabilities .....................................................      9,105       8,066      10,707
Acceptances Outstanding .........................................................        871         525         603
Accrued Interest Payable ........................................................        627         574         490
Accounts Payable, Accrued Expenses and Other Liabilities ........................      5,138       4,620       3,627
Intermediate- and Long-Term Debt ................................................      2,370       2,803       2,627
---------------------------------------------------------------------------------------------------------------------
      Total Liabilities                                                               89,639      86,977      87,518
---------------------------------------------------------------------------------------------------------------------
Stockholder's Equity:
  Capital Stock ( $15 Par Value):

                                9/30/95    12/31/94     9/30/94
                                -------    --------     -------
Number of Shares:
    Authorized                81,744,445  81,744,445   81,744,445
    Outstanding               61,425,980  61,038,415   60,955,569................        921         916         914
  Surplus .......................................................................      5,244       4,656       4,625
  Net Unrealized Losses on Investment Securities - Available for Sale ...........        (43)        (65)         (8)
  Undivided Profits .............................................................      1,743       1,495       1,464
---------------------------------------------------------------------------------------------------------------------
      Total Stockholder's Equity                                                       7,865       7,002       6,995
---------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholder's Equity                                    $ 97,504    $ 93,979    $ 94,513
---------------------------------------------------------------------------------------------------------------------

The accompanying notes on page 8 are an integral part of the financial statements.

Member Federal Deposit Insurance Corporation

Average Balances, Interest and Average Rates - Taxable Equivalent
The Chase Manhattan Corporation and Subsidiaries

                                                                             Third Quarter
                                                         -------------------------------------------------------
                                                                    1995                        1994
                                                         -------------------------------------------------------
                                                         Average             Average  Average            Average
($ in millions, based on daily averages)                 Balance  Interest    Rate    Balance  Interest    Rate
----------------------------------------------------------------------------------------------------------------
Assets
Interest-Earning Assets:
Interest-Bearing Deposits Placed with Banks ............  $ 6,803  $   133    7.74%   $ 7,783   $  108     5.51%
Federal Funds Sold and Securities Purchased
  Under Resale Agreements...............................   15,523      268    6.84     14,778      233     6.25
Trading Account Assets-Interest-Earning* ...............    8,432      119    5.61      8,035       89     4.38
Investment Securities:
  Held to Maturity
    Taxable ............................................    1,651       28    6.80      1,480       23     6.15
    Tax-Exempt .........................................      269        7   10.07        359       10    10.91
----------------------------------------------------------------------------------------------------------------
  Total Held to Maturity ...............................    1,920       35    7.26      1,839       33     7.08
  Available for Sale
    Taxable ............................................    5,235       81    6.16      5,365       90     6.64
    Tax-Exempt .........................................       43        1    6.12         44        -        -
----------------------------------------------------------------------------------------------------------------
  Total Available For Sale .............................    5,278       82    6.16      5,409       90     6.64**
----------------------------------------------------------------------------------------------------------------
Total Investment Securities ............................    7,198      117    6.45      7,248      123     6.75
Loans:
  Domestic Offices .....................................   46,731    1,073    9.11     43,492      945     8.62
  Overseas Offices .....................................   17,490      369    8.38     16,519      307     7.37
----------------------------------------------------------------------------------------------------------------
Total Loans ............................................   64,221    1,442    8.91     60,011    1,252     8.28
Reserve for Possible Credit Losses*** ..................   (1,397)      --      --     (1,426)      --       --
Accelerated Disposition Portfolio-Interest-Earning .....       --       --      --         25        2    27.58
----------------------------------------------------------------------------------------------------------------
Total Interest-Earning Assets***, Net                     100,780    2,079    8.07     96,454    1,807     7.32
----------------------------------------------------------------------------------------------------------------
Summary--Gross Interest-Earning Assets:
Domestic Offices .......................................   71,690    1,425    7.89     67,223    1,225     7.23
Overseas Offices .......................................   30,487      654    8.50     30,657      582     7.53
----------------------------------------------------------------------------------------------------------------
Total Gross Interest-Earning Assets                      $102,177   $2,079    8.07%    97,880   $1,807    7.32%
----------------------------------------------------------------------------------------------------------------
Noninterest-Earning Assets:
Cash and Due from Banks ................................    6,302                       6,229
Trading Account Assets-Noninterest-Earning**** .........    8,676                      12,263
Customers' Liability on Acceptances ....................      857                         652
Premises and Equipment .................................    1,896                       1,822
Accrued Interest Receivable ............................    1,075                         835
Other Assets ...........................................    5,966                       4,791
----------------------------------------------------------------------------------------------------------------
Total Noninterest-Earning Assets                           24,772                      26,592
----------------------------------------------------------------------------------------------------------------
Total Assets                                              125,552                    $123,046
----------------------------------------------------------------------------------------------------------------

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

Average Balances, Interest and Average Rates - Taxable Equivalent
The Chase Manhattan Corporation and Subsidiaries

                                                                               Third Quarter
                                                            ----------------------------------------------------
                                                                       1995                       1994
                                                            ----------------------------------------------------
                                                            Average           Average  Average           Average
($ in millions, based on daily averages)                    Balance  Interest  Rate    Balance  Interest  Rate
----------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
  Domestic Offices:
    Savings and Negotiable Order of Withdrawal Deposits .     4,736       28    2.34%  $ 5,491    $ 26     1.87%
    Money Market Deposits ...............................     9,392       84    3.56    10,394      63     2.39
    Negotiable Certificates of Deposit ..................       784       17    8.41     1,203      24     7.83
    Other Time Deposits .................................     5,213       80    6.12     6,279      74     4.65
----------------------------------------------------------------------------------------------------------------
  Total Domestic Offices                                     20,125      209    4.12    23,367     187     3.18
  Overseas Offices                                           34,724      442    5.04    32,575     351     4.28
----------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Deposits .........................    54,849      651    4.71    55,942     538     3.82
Federal Funds Purchased and Securities Sold Under .......    19,902      302    6.02    16,174     203     4.98
Repurchase Agreements
Other Short-Term Borrowings:
  Domestic Offices ......................................     3,188       90   11.16     3,083      58     7.37
  Overseas Offices ......................................     1,072       39   14.51     1,058      10     3.93
----------------------------------------------------------------------------------------------------------------
Total Other Short-Term Borrowings .......................     4,260      129   12.01     4,141      68     6.49
Intermediate- and Long-Term Debt ........................     5,571      105    7.50     4,906      76     6.14
----------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities                           84,582    1,187    5.57    81,163     885     4.32
----------------------------------------------------------------------------------------------------------------
Summary--Interest-Bearing Liabilities:
Domestic Offices ........................................    53,787      770    5.68    52,933     577     4.32
Overseas Offices ........................................    30,795      417    5.37    28,230     308     4.33
----------------------------------------------------------------------------------------------------------------
Noninterest-Bearing Liabilities:
Deposits in Domestic Offices ............................    12,536                     13,093
Deposits in Overseas Offices ............................     3,039                      2,335
Trading Account Liabilities* ............................    11,323                     13,823
Acceptances Outstanding .................................       865                        657
Accounts Payable, Accrued Expenses and Other Liabilities      4,565                      3,663
----------------------------------------------------------------------------------------------------------------
Total Noninterest-Bearing Liabilities                        32,328                     33,571
----------------------------------------------------------------------------------------------------------------
Total Liabilities                                           116,910                    114,734
----------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Nonredeemable Preferred Stock ...........................     1,400                      1,432
Common Stockholders' Equity .............................     7,242                      6,880
----------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                    8,642                      8,312
----------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                 $125,552                   $123,046
----------------------------------------------------------------------------------------------------------------
Taxable Equivalent Net Interest
  Revenue and Average Interest Rate Spread                              $892    2.50%             $922     3.00%
----------------------------------------------------------------------------------------------------------------
Net Interest Revenue as a Percentage of Gross
  Interest-Earning Assets                                                       3.46%                      3.74%
----------------------------------------------------------------------------------------------------------------

* Includes short sales, and foreign exchange, interest rate, and commodity derivative contracts.

Average Balances, Interest and Average Rates - Taxable Equivalent
The Chase Manhattan Corporation and Subsidiaries

                                                                                 Nine Months Ended
                                                         -----------------------------------------------------------------
                                                                September 30, 1995               September 30, 1994
                                                         -----------------------------------------------------------------
                                                         Average                Average    Average                Average
($ in millions, based on daily averages)                 Balance    Interest     Rate      Balance     Interest     Rate
--------------------------------------------------------------------------------------------------------------------------
Assets
Interest-Earning Assets:
Interest-Bearing Deposits Placed with Banks ...........  $  7,558    $  426       7.54%    $ 6,980       $  365      7.00%
Federal Funds Sold and Securities Purchased Under .....    15,234       786       6.90      13,068        1,048     10.72
Resale Agreements
Trading Account Assets-Interest-Earning* ..............     8,147       332       5.44       7,797          300      5.13
Investment Securities:
  Held to Maturity
    Taxable ...........................................     1,687        81       6.42       1,188           92     10.34
    Tax-Exempt ........................................       297        24      10.59         375           32     11.38
--------------------------------------------------------------------------------------------------------------------------
  Total Held to Maturity                                    1,984       105       7.05       1,563          124     10.59
  Available for Sale
    Taxable ...........................................     5,193       259       6.69       6,150          432      9.40
    Tax-Exempt ........................................        64         3       6.42          19            1      5.29
--------------------------------------------------------------------------------------------------------------------------
  Total Available for Sale ............................     5,257       262       6.68       6,169          433      9.39**
--------------------------------------------------------------------------------------------------------------------------
Total Investment Securities ...........................     7,241       367       6.78       7,732          557      9.63
Loans:
  Domestic Offices ....................................    46,612     3,259       9.35      43,698        2,752      8.42
  Overseas Offices ....................................    17,112     1,071       8.37      16,919        1,177      9.30
--------------------------------------------------------------------------------------------------------------------------
Total Loans ...........................................    63,724     4,330       9.08      60,617        3,929      8.67
Reserve for Possible Credit Losses*** .................    (1,402)       --         --      (1,437)          --        --
Accelerated Disposition Portfolio-Interest-Earning ....        --        --         --          56            6     16.09
--------------------------------------------------------------------------------------------------------------------------
Total Interest-Earning Assets***, Net                     100,502     6,241       8.19      94,813        6,205      8.62
--------------------------------------------------------------------------------------------------------------------------
Summary--Gross Interest-Earning Assets:
Domestic Offices ......................................    71,166     4,336       8.15      65,602        3,450      7.03
Overseas Offices ......................................    30,738     1,905       8.28      30,648        2,755     12.02
--------------------------------------------------------------------------------------------------------------------------
Total Gross Interest-Earning Assets                       101,904    $6,241       8.19%     96,250       $6,205      8.62%
--------------------------------------------------------------------------------------------------------------------------
Noninterest-Earning Assets:
Cash and Due from Banks ...............................     5,968                            6,083
Trading Account Assets-Noninterest-Earning**** ........     9,842                           10,348
Customers' Liability on Acceptances ...................       843                              684
Premises and Equipment ................................     1,915                            1,803
Accrued Interest Receivable ...........................     1,096                              854
Other Assets ..........................................     5,685                            5,146
--------------------------------------------------------------------------------------------------------------------------
Total Noninterest-Earning Assets                           25,349                           24,918
--------------------------------------------------------------------------------------------------------------------------
Total Assets                                            $ 125,851                         $119,731
--------------------------------------------------------------------------------------------------------------------------

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

Average Balances, Interest and Average Rates - Taxable Equivalent
The Chase Manhattan Corporation and Subsidiaries

                                                                                        Nine Months Ended
                                                            -----------------------------------------------------------------------
                                                                      September 30, 1995                 September 30, 1994
                                                            -----------------------------------------------------------------------
                                                              Average                   Average    Average                Average
($ in millions, based on daily averages)                      Balance     Interest       Rate      Balance    Interest     Rate
-----------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
  Domestic Offices:
    Savings and Negotiable Order of Withdrawal Deposits ...   $  4,979      $   86        2.33%   $  5,566      $   78       1.87%
    Money Market Deposits .................................      9,394         259        3.68      10,938         143       1.75
    Negotiable Certificates of Deposit ....................        876          54        8.20       1,359          76       7.44
    Other Time Deposits ...................................      5,556         191        4.59       6,744         213       4.22
-----------------------------------------------------------------------------------------------------------------------------------
  Total Domestic Offices                                        20,805         590        3.79      24,607         510       2.77
  Overseas Offices                                              35,574       1,374        5.16      31,461       1,207       5.13
-----------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Deposits ...........................     56,379       1,964        4.66      56,068       1,717       4.09
-----------------------------------------------------------------------------------------------------------------------------------
Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements.........................     19,288         902        6.25      14,431         503       4.66
Other Short-Term Borrowings:
  Domestic Offices.........................................      3,495         299       11.42       2,976         148       6.66
  Overseas Offices.........................................        877         106       16.18       1,178         805      91.40
-----------------------------------------------------------------------------------------------------------------------------------
Total Other Short-Term Borrowings .........................      4,372         405       12.37       4,154         953      30.69
Intermediate- and Long-Term Debt ..........................      5,417         299        7.39       5,274         229       5.81
-----------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities ........................     85,456       3,570        5.58      79,927       3,402       5.69
-----------------------------------------------------------------------------------------------------------------------------------
Summary--Interest-Bearing Liabilities:
Domestic Offices ..........................................     56,405       2,401        5.69      51,310       1,433       3.74
Overseas Offices ..........................................     29,051       1,169        5.38      28,617       1,969       9.20
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest-Bearing Liabilities:
Deposits in Domestic Offices ..............................     12,396                              13,479
Deposits in Overseas Offices ..............................      2,682                               2,461
Trading Account Liabilities* ..............................     11,730                              11,575
Acceptances Outstanding ...................................        848                                 692
Accounts Payable, Accrued Expenses and Other Liabilities ..      4,260                               3,350
-----------------------------------------------------------------------------------------------------------------------------------
Total Noninterest-Bearing Liabilities                           31,916                              31,557
-----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                              117,372                             111,484
-----------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Nonredeemable Preferred Stock .............................      1,400                               1,455
Common Stockholders' Equity ...............................      7,079                               6,792
-----------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                       8,479                               8,247
-----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                    $125,851                            $119,731
-----------------------------------------------------------------------------------------------------------------------------------
Taxable Equivalent Net Interest Revenue and
  Average Interest Rate Spread                                              $2,671        2.61%                 $2,803       2.93%
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue as a Percentage of
  Gross Interest-Earning Assets                                                           3.50%                              3.89%
-----------------------------------------------------------------------------------------------------------------------------------

*     Includes short sales, and foreign exchange, interest rate, and commodity derivative contracts.

Note: Average rates for overseas offices in the above table reflect significantly lower Brazilian rates due to the significant decrease in Brazilian inflation beginning in the third quarter of 1994.

INVESTMENT SECURITIES
The Chase Manhattan Corporation and Subsidiaries

-----------------------------------------------------------------------------------------------------------------------------------
SECURITIES--HELD TO MATURITY
-----------------------------------------------------------------------------------------------------------------------------------
                                                 September 30, 1995                     December 31, 1994     September 30, 1994
-----------------------------------------------------------------------------------------------------------------------------------
                                                     Gross         Gross
                                   Amortized    Unrealized    Unrealized     Fair     Amortized       Fair     Amortized      Fair
($ in millions)                         Cost         Gains        Losses    Value*         Cost     Value*          Cost    Value*
-----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury Securities..........    $  113           $--           $--     $  113      $  115     $  115       $  120    $  120
Federal Agency Securities**.......       381            --             1        380         452        431          481       467
State and Political
Subdivision
  Securities......................       267             5             1        271         335        334          352       359
Other Bonds, Notes and
  Debentures:
    Securities Issued by OECD
      Central Governments
        and their Agencies***.....       794             9             1        802         724        716          544       537
    Securities Issued by Other
      Foreign Central
        Governments and
         their Agencies...........         7            --            --          7          10         10           74        74
    Privately-Issued Mortgage-
      Backed Securities...........        32             1            --         33          33         33           29        30
    Corporate and Other Debt
      Securities..................       115            --            --        115         229        229          233       233
-----------------------------------------------------------------------------------------------------------------------------------
Total Other Bonds, Notes
  and Debentures..................       948            10             1        957         996        988          880       874
-----------------------------------------------------------------------------------------------------------------------------------
Federal Reserve Bank and
  Other Stock Investments.........       191            --            --        191         186        186          185       185
-----------------------------------------------------------------------------------------------------------------------------------
Total                                 $1,900           $15           $ 3     $1,912      $2,084     $2,054       $2,018    $2,005
-----------------------------------------------------------------------------------------------------------------------------------

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

Note: Interest and dividends on investment securities at historical cost in terms of taxable interest income, nontaxable interest income, and dividends for the third quarter and the first nine months of 1995 were:
       $25 million, $4 million and $3 million; and $72 million, $15 million and $9 million, respectively; and for the third quarter and first nine months of 1994, such amounts were: $20 million, $6 million and $3 million; and $84 million, $20 million and $8 million, respectively.

INVESTMENT SECURITIES
The Chase Manhattan Corporation and Subsidiaries

-----------------------------------------------------------------------------------------------------------------------------------
SECURITIES--AVAILABLE FOR SALE
-----------------------------------------------------------------------------------------------------------------------------------
                                                   September 30, 1995                      December 31, 1994  September 30, 1994
-----------------------------------------------------------------------------------------------------------------------------------
                                                     Gross         Gross
                                   Amortized    Unrealized    Unrealized      Fair      Amortized     Fair     Amortized      Fair
($ in millions)                         Cost         Gains        Losses     Value*          Cost    Value*         Cost     Value*
-----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury Securities.........     $2,436          $  3          $ 25     $2,414       $2,445     $2,418      $2,881     $2,866
Federal Agency Securities**......        515            --            10        505          646        621         656        634
State and Political
Subdivision Securities...........         64             1            --         65           89         88          63         63
Other Bonds, Notes and
  Debentures:
    Securities Issued by OECD
      Central Governments
        and their Agencies*** ...      1,024             4            20      1,008          537        522         687        671
    Securities Issued by Other
      Foreign Central
        Governments and
         their Agencies..........      1,020            --            97        923          811        714         916        868
    Privately-Issued Mortgage-
      Backed Securities..........         71            --            --         71           77         76          78         78
    Corporate and Other Debt
      Securities.................        200            10             5        205          173        188         119        134
-----------------------------------------------------------------------------------------------------------------------------------
Total Other Bonds, Notes
  and Debentures                       2,315            14           122      2,207        1,598      1,500       1,800      1,751
-----------------------------------------------------------------------------------------------------------------------------------
Federal Reserve Bank and
  Other Stock Investments........        483           133            --        616          422        508         383        499
-----------------------------------------------------------------------------------------------------------------------------------
Total                                 $5,813          $151          $157     $5,807       $5,200     $5,135      $5,783     $5,813
-----------------------------------------------------------------------------------------------------------------------------------

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

Note: Interest and dividends on investment securities available for sale in terms of taxable interest income, nontaxable interest income and dividends for the third quarter and first nine months of 1995 were:
       $81 million, none and $1 million; and $256 million, $2 million and $4 million, respectively; and for the third quarter and first nine months of 1994 were: $88 million, none and $2 million; and $428 million, none and $5 million, respectively.

Average Loan Balances
The Chase Manhattan Corporation and Subsidiaries

                                                                                             Nine Months Ended
                                                      1995                1994                 September 30,
                                            -------------------------------------------------------------------
($ in millions, based on daily averages)    3rd Quarter   2nd Quarter  3rd Quarter          1995          1994
---------------------------------------------------------------------------------------------------------------
Domestic Offices:
  Wholesale:
    Commercial Real Estate ...............     $  1,776    $    1,917     $  2,214      $  1,836      $  2,744
    Commercial and Industrial.............        8,989         8,877        8,372         8,888         8,401
    Financial Institutions................          791           719        1,053           732         1,101
    Lease Financings .....................          790           825          753           820           790
    Other Wholesale.......................        1,077         1,007        1,208         1,033         1,372
  Consumer:
    Secured by 1-4 Family Residential
      Properties..........................       14,977        15,436       14,006        15,099        13,945
    Credit Card...........................        6,729         7,135        6,503         7,154         6,345
    Lease Financings .....................        1,588         1,249          765         1,296           710
    Auto Loans............................        7,051         6,716        5,519         6,682         4,971
    Other Consumer........................        3,173         3,176        3,260         3,266         3,491
---------------------------------------------------------------------------------------------------------------
Total Domestic Offices, Gross.............       46,941        47,057       43,653        46,806        43,870
Less: Unearned Discount and Fee Revenue...          210           191          161           194           172
---------------------------------------------------------------------------------------------------------------
Total Domestic Offices                           46,731        46,866       43,492        46,612        43,698
---------------------------------------------------------------------------------------------------------------
Overseas Offices, Gross...................       17,547        17,511       16,568        17,167        16,966
Less: Unearned Discount and Fee Revenue...           57            55           49            55            47
---------------------------------------------------------------------------------------------------------------
Total Overseas Offices                           17,490        17,456       16,519        17,112        16,919
---------------------------------------------------------------------------------------------------------------
Total Average Loans                             $64,221       $64,322      $60,011       $63,724       $60,617
---------------------------------------------------------------------------------------------------------------


Analysis of Credit Loss Experience
The Chase Manhattan Corporation and Subsidiaries

                                                                                          Nine Months Ended
                                                       1995               1994               September 30,
                                             ------------------------------------------------------------------
($ in millions)                             3rd Quarter   2nd Quarter  3rd Quarter          1995          1994
---------------------------------------------------------------------------------------------------------------
Reserve for Possible Credit Losses at
  Beginning of Period ......................    $ 1,416       $ 1,419      $ 1,435       $ 1,414       $ 1,425
Net Loan Charge-Offs:
  Domestic Loans:
    Commercial Real Estate .................         (4)          (12)          21           (18)          123
    Commercial and Industrial ..............         (2)            6            2           (10)            3
    Financial Institutions .................         --            --           --            --            11
    Lease Financings .......................         --            (1)           4            (2)            8
    Consumer ...............................         87            92           90           269           274
    Other ..................................         --            --           --            (5)           --
---------------------------------------------------------------------------------------------------------------
      Total Domestic Net Loan Charge-Offs            81            85          117           234           419
---------------------------------------------------------------------------------------------------------------
  International Loans:
    Commercial and Industrial ..............         (4)           (2)          (3)          (13)            8
    Financial Institutions .................         (1)           --            6            (1)            5
    Consumer ...............................          2             1           (1)            4            --
    Foreign Governments and
      Official Institutions.................         --            --           --            --           (10)
    Other ..................................         --            (7)          --            (7)           --
---------------------------------------------------------------------------------------------------------------
      Total International Net
        Loan Charge-Offs                             (3)           (8)           2           (17)            3
---------------------------------------------------------------------------------------------------------------
    Total Net Loan Charge-Offs                       78            77          119           217           422
---------------------------------------------------------------------------------------------------------------
Provision for Credit Losses Charged
  to Expenses ..............................         70            75          100           210           410
Reserves of Disposed Subsidiaries and Other
  Adjustments ..............................         (5)           --           (1)           (5)           (1)
Foreign Exchange Translation Adjustments ...          1            (1)           1             2             4
---------------------------------------------------------------------------------------------------------------
Reserve For Possible Credit Losses
  at End of Period                              $ 1,404       $ 1,416      $ 1,416       $ 1,404       $ 1,416
---------------------------------------------------------------------------------------------------------------

INTERMEDIATE- AND LONG-TERM DEBT
The Chase Manhattan Corporation and Subsidiaries

Intermediate- and Long-Term Debt consists of obligations having an original maturity at issuance of more than one year. A summary of Intermediate- and Long-Term Debt, net of unamortized original issue discount, outstanding at September 30, 1995 and December 31, 1994 and certain applicable terms is presented below.

==================================================================================================================================
                                                                            Modified          Amount Outstanding
                                                               Maturity     Interest     September 30,  December 31,   Other
($ in millions)                                                    Date       Rate*          1995           1994       Data**
----------------------------------------------------------------------------------------------------------------------------------
Company:
  Medium-Term Notes .....................................    1995--1997    7.59--9.61%       $264         $  321
  Floating Rate Medium-Term Notes .......................          1995          6.29          --             58
  Notes .................................................          1996          8.50         250            250            T
  Notes .................................................          1997          7.88         227            227            T
  Floating Rate Subordinated Notes ......................          1997          6.13         175            175          S,T
  Subordinated Notes ....................................          1997          7.50         200            200          S,T
  Non-U.S. Currency Borrowings ..........................          1998          5.30          51             52
  Floating Rate Notes ...................................          1999          6.70          10             10            R
  Subordinated Medium-Term Notes ........................          1999    7.58--7.89         175            175          S,T
  Subordinated Notes (Three Issues) .....................          1999   6.79--10.00         675            675          S,T
  Floating Rate Subordinated Notes ......................          2000          6.00         250            250        S,R,T
  Subordinated Notes ....................................          2000          8.80         150             --        S,R,T
  Subordinated Notes (Two Issues) .......................          2001    8.01--9.38         350            350          S,T
  Subordinated Medium-Term Notes ........................    2001--2010    5.96--7.05         139              9        S,R,T
  Subordinated Notes (Two Issues) .......................          2002    8.00--9.05         250             --        S,R,T
  Subordinated Notes ....................................          2003          6.61         200            200          S,T
  Floating Rate Subordinated Notes (Three Issues) .......          2003    5.76--5.94         333            333          S,T
  Subordinated Notes (Two Issues) .......................          2004    5.90--8.00         297            297        S,R,T
  Subordinated Notes ....................................          2005          8.00         150             --        S,R,T
  Subordinated Notes ....................................          2005          6.50         198            198          S,T
  Subordinated Notes (Two Issues) .......................          2008    6.22--6.63         298            298          S,T
  Subordinated Notes ....................................          2009          5.91         149            149          S,T
  Floating Rate Subordinated Notes ......................          2009          6.00         274            311        S,R,T
  Other Borrowings ......................................    1995--1996           ***          43              5
----------------------------------------------------------------------------------------------------------------------------------
      Total                                                                                 5,108          4,543
----------------------------------------------------------------------------------------------------------------------------------
Bank:
  Floating Rate Subordinated Note .......................          1996          8.50          --            400          S,C
  Subordinated Note Issued with Equity Contract .........          1999          9.25         150            150          S,C
  Subordinated Note .....................................          1999          6.25         260            260          S,C
  Fixed Rate Subordinated Notes  (Three Issues) .........          2010          9.00       1,100          1,100          S,C
  Subordinated Notes (Two Issues) .......................          2012          9.00         450            450          S,C
  Other Borrowings ......................................    1995--2013           ***         410            443
----------------------------------------------------------------------------------------------------------------------------------
      Total                                                                                 2,370          2,803
----------------------------------------------------------------------------------------------------------------------------------
Other Subsidiaries:
  Subordinated Notes (Three Issues) .....................    1997--1998    5.63--7.25         270            235          S,C
  Subordinated Note .....................................          2012          9.00         250            250          S,C
  Other Borrowings ......................................    1995--2014           ***          --             84
----------------------------------------------------------------------------------------------------------------------------------
      Total                                                                                   520            569
----------------------------------------------------------------------------------------------------------------------------------
Less: Investment by the Company in a Subordinated
      Note Issued with Equity Contract of the Bank and
      other Subordinated Notes...........................                                   2,480          2,845          S,C
----------------------------------------------------------------------------------------------------------------------------------
Total Intermediate-and Long-Term Debt                                                      $5,518         $5,070
----------------------------------------------------------------------------------------------------------------------------------

* The interest rates shown have been adjusted to reflect the effect of ALM derivative contracts, primarily interest rate swaps, used to convert a majority of the Company's fixed rate debt to floating rates. The interest rates shown for floating rate issues, including the aforementioned converted issues, are those in effect at September 30, 1995 or in the case of those issues redeemed in 1995 at the date of redemption. Such floating interest rates are determined by formulas, subject to certain minimum rates.

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

Consolidated Statement of Income (Five Quarters)
The Chase Manhattan Corporation and Subsidiaries

                                                                  1995                                    1994
----------------------------------------------------------------------------------------------------------------------------------
($ in millions, except per share data)                 3rd Quarter    2nd Quarter    1st Quarter      4th Quarter     3rd Quarter
----------------------------------------------------------------------------------------------------------------------------------
Interest Revenue
  Interest and Fees On Loans ......................       $1,440         $1,474         $ 1,409          $ 1,341          $1,252
  Interest On Deposits Placed With Banks ..........          133            151             143              133             108
  Interest and Dividends on Investment Securities:
    Held to Maturity ..............................           32             31              32               32              29
    Available for Sale ............................           82             85              94               92              90
  Interest On Federal Funds Sold and Securities
    Purchased Under Resale Agreements .............          268            269             250              228             233
  Interest On Trading Account Assets ..............          119             98             114              121              89
----------------------------------------------------------------------------------------------------------------------------------
    Total Interest Revenue                                 2,074          2,108           2,042            1,947           1,801
----------------------------------------------------------------------------------------------------------------------------------
Interest Expense
  Deposits ........................................          651            664             650              609             538
  Federal Funds Purchased and Securities
    Sold Under Repurchase Agreements ..............          302            306             294              256             203
  Commercial Paper ................................           24             28              26               23              16
  Other Short-Term Borrowings .....................          105            128              93               72              52
  Intermediate- and Long-Term Debt ................          105            100              94               83              76
----------------------------------------------------------------------------------------------------------------------------------
    Total Interest Expense                                 1,187          1,226           1,157            1,043             885
----------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue ..............................          887            882             885              904             916
Provision for Possible Credit Losses ..............           70             75              65               90             100
----------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue After Provision for
  Possible Credit Losses                                     817            807             820              814             816
----------------------------------------------------------------------------------------------------------------------------------
Other Operating Revenue
  Fees and Commissions ............................          494            483             469              492             458
  Foreign Exchange Trading Revenue ................           45             60              92               67              50
  Trading Account Revenue (Losses) ................           92             75             (48)             (35)            138
  Investment Securities Gains .....................            6              2              24               11              15
  Other Revenue ...................................           80            130             135              137              66
----------------------------------------------------------------------------------------------------------------------------------
    Total Other Operating Revenue                            717            750             672              672             727
----------------------------------------------------------------------------------------------------------------------------------
Other Operating Expenses
  Salaries and Employee Benefits:
    Salaries ......................................          458            453             451              475             464
    Employee Benefits .............................          127            146             145              281             122
----------------------------------------------------------------------------------------------------------------------------------
                                                             585            599             596              756             586
  Net Occupancy ...................................           95             89              93               98              98
  Equipment Rentals, Depreciation and Maintenance .           82             85              83               85              77
  Other Expenses ..................................          317            331             306              336             306
----------------------------------------------------------------------------------------------------------------------------------
    Total Other Operating Expenses                         1,079          1,104           1,078            1,275           1,067
----------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes ...............................          455            453             414              211             476
Applicable Income Taxes (Benefits) ................          172            172             154              (18)            171
----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                $  283         $  281         $   260          $   229          $  305
----------------------------------------------------------------------------------------------------------------------------------
Net Income Applicable to Common Stock                     $  253         $  250         $   229          $   198          $  274
----------------------------------------------------------------------------------------------------------------------------------
Average Common and Common Equivalent Shares
  Outstanding (in millions)                                181.1          180.7           178.1            179.8           184.4
----------------------------------------------------------------------------------------------------------------------------------
Primary Earnings Per Common Share                         $ 1.40         $ 1.38         $  1.29          $  1.10          $ 1.49
Cash Dividends Declared Per Common Share                  $  .45         $  .45         $   .40          $   .40          $  .40
----------------------------------------------------------------------------------------------------------------------------------

PART II -- OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits

           Exhibit 2

           Agreement and Plan of Merger

           Exhibit 4

           Amendment to Rights Agreement

           Exhibit 10Q

           Form of amendment to forms of termination agreements entered into between the Company and certain of its officers

           Exhibit 10R

           Amendment to the Special Severance Plan of the Company

           Exhibit 10S

           Amendment to The Chase Manhattan 1994 Long-Term Incentive Plan

           Exhibit 10T

           Amendment to The Chase Manhattan 1987/82 Long-Term Incentive Plan

           Exhibit 10U

           Amendment to The Chase Manhattan Management Incentive Plan

           Exhibit 10V

           Amendment to The Chase Manhattan Corporation Annual Incentive Compensation Program


           Exhibit 10W

           The Chase Manhattan Annual Incentive Arrangement for Certain Executive Officers

           Exhibit 10X

           Three-Year Incentive Arrangement for Certain Executive Officers of The Chase Manhattan Corporation


           Exhibit 10Y

           Amendment to Three Year Incentive Arrangement for Certain Executive Officers

           Exhibit 10Z

           Amendment to the Supplemental Retirement Plan of the Bank, as amended

           Exhibit 10AA

           Amendment to Supplemental Benefit Plan of the Bank, as amended

           Exhibit 10BB

           Amendment to TRA 86 Supplemental Benefit Plan of the Bank, as amended

           Exhibit 10CC

           Amendment to Non-Qualified Retirement Plans for Non-Officer Directors of the Company

           Exhibit 10DD

           Amendment to the Terms and Provisions Governing the Deferral of Chase Directors' Retainer and Fees, as amended

           Exhibit 10EE

           Stock Option Agreement, dated as of August 27, 1995, between Chemical and the Company (incorporated by reference to Exhibit 10(a) to the Company's Current Report on Form 8-K dated August 28, 1995, File No. 1-5945)

           Exhibit 10FF

           Stock Option Agreement, dated as of August 27, 1995, between the Company and Chemical (incorporated by reference to Exhibit 10(b) to the Company's Current Report on Form 8-K dated August 28, 1995, File No. 1-5945)

           Exhibit 10GG

           Employee Benefits Agreement, dated as of August 27, 1995, between the Company and Chemical (incorporated by reference to Exhibit 10(c) to the Company's Current Report on Form 8-K dated August 28, 1995, File No. 1-5945)

           Exhibit 11

           Statement re:  Computation of Earnings Per Common Share

           Exhibit 12

           Statement re:  Computation of Ratios of Earnings to Fixed Charges

           Exhibit 27

           Statement re: Financial Data Schedule for the nine months ended September 30, 1995.

           Exhibit 99

           Supplemental Pro Forma Financial Statements

       (b) Report on Form 8-K

           The registrant filed the following reports on Form 8-K during the quarter ended September 30, 1995:

           Date of
           Report     Items Reported
           ------     --------------
           7/17/95 -- The items reported by the Registrant in this Current
                      Report on Form 8-K were Item 5 (Other Events) and Item 7
                      (Financial Statements, Pro forma Financial Information and
                      Exhibits). The following financial statements of Registrant were filed therewith:

                        (i) Consolidated Statement of Condition of The Chase Manhattan Corporation and Subsidiaries at June 30, 1995 and 1994.

                       (ii) Consolidated Statement of Income of The Chase Manhattan Corporation and Subsidiaries for the quarters and six months ended June 30, 1995 and 1994.

                      (iii) Summary of Changes in Stockholders' Equity of The Chase Manhattan Corporation and Subsidiaries for the six months ended June 30, 1995 and 1994.

                      (iv) Consolidated Statement of Condition of The Chase Manhattan Bank, N.A. and Subsidiaries at June 30, 1995 and 1994.

           8/28/95 -- The items reported by the Registrant in this Current
                      Report on Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statements, Pro forma Financial Information and Exhibits) relating to the Registrant's entry into an Agreement and Plan of Merger with the Chemical Banking Corporation.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE CHASE MANHATTAN CORPORATION
                                    (Registrant)

Date:  November 14, 1995            By: /s/ LESTER J. STEPHENS, JR.

                                        Lester J. Stephens, Jr.
                                        (Senior Vice President and Controller)

                                   EXHIBIT INDEX

EXHIBIT     DOCUMENT                                                                                           PAGE
----------- ------------------------------------------------------------------------------------------------- ------
2           Agreement and Plan of Merger, dated as of August 27, 1995 between the Company and Chemical
            Banking Corporation ("Chemical") (incorporated herein by reference to Exhibit 2 to the
            Company's Current Report on Form  8-K, dated August 28, 1995, File No. 1-5945)..................

4           Amendment to Rights Agreement (incorporated herein by reference to Exhibit 4(b) to the
            Company's Current Report on Form 8-K, dated August 28, 1995, File No. 1-5945)...................

10Q         Form of amendment to forms of termination agreements entered into between the Company and
            certain of its officers.........................................................................   42

10R         Amendment to the Special Severance Plan of the Company..........................................   46

10S         Amendment of The Chase Manhattan 1994 Long-Term Incentive Plan..................................   51

10T         Amendment to The Chase Manhattan 1987/82 Long-Term Incentive Plan...............................   54

10U         Amendment to The Chase Manhattan Management Incentive Plan......................................   56

10V         Amendment to The Chase Manhattan Corporation Annual Incentive Compensation Program..............   57

10W         The Chase Manhattan Annual Incentive Arrangement for Certain Executive Officers.................   59

10X         Three-Year Incentive Arrangement for Certain Executive Officers of The Chase Manhatan
            Corporation.....................................................................................   62

10Y         Amendment to Three Year Incentive Arrangement for Certain Executive Officers....................   66

10Z         Amendment to the Supplemental Retirement Plan of the Bank, as amended...........................   67

10AA        Amendment to Supplemental Benefit Plan of the Bank, as amended..................................   69

10BB        Amendment to TRA 86 Supplemental Benefit Plan of the Bank, as amended...........................   72

10CC        Amendment to Non-Qualified Retirement Plans for Non-Officer Directors of the Company............   75

10DD        Amendment to the Terms and Provisions Governing the Deferral of Chase Directors' Retainer and
            Fees, as amended................................................................................   77

10EE        Stock Option Agreement, dated as of August 27, 1995, between Chemical and the Company
            (incorporated by reference to Exhibit 10(a) to the Company's  Current Report on Form 8-K
            dated August 28, 1995, File No. 1-5945).........................................................

10FF        Stock Option Agreement, dated as of August 27, 1995, between the Company and Chemical
            (incorporated by reference to Exhibit 10(b) to the Company's Current Report on Form 8-K dated
            August 28, 1995, File No. 1-5945)...............................................................

10GG        Employee Benefits Agreement, dated as of August 27, 1995, between the Company and Chemical
            (incorporated by reference to Exhibit 10(c) to the Company's Current Report on Form 8-K dated
            August 28, 1995, File No. 1-5945)...............................................................

11          Statement re:  Computation of Earnings Per Common Share for the quarters and nine months ended
            September 30, 1995 and 1994.....................................................................   79

12          Statement re:  Computation of Ratios of Earnings to Fixed Charges for the
            nine months ended September 30, 1995 and 1994 and for each of the five years in
            the period ended December 31, 1994..............................................................   80

27          Financial Data Schedule for the nine months ended September 30, 1995............................   81

99          Supplemental Pro Forma Financial Statements.....................................................   84

                            EDGAR Graphics Appendix

Pursuant to Regulation S-T Item 304, the following is a description of the graphic image material identified in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations by the word [Graph] followed by the number of the graphic or image.

Graphic Number                    Page                              Description

1.                                11                                Bar graph entitled, "Global
                                                                    Financial Services - Revenue by
                                                                    Product ($ in millions)",
                                                                    showing the following revenue
                                                                    amounts in separate bars by
                                                                    product for the third quarter
                                                                    1995 and  1994 respectively:
                                                                    Transaction & Information
                                                                    Services - 318 and 297; Trading
                                                                    - 210 and 219; Loan Portfolio -
                                                                    159 and 168; Investment Banking
                                                                    - 96 and 87; Individual
                                                                    Investment Services - 88 and
                                                                    89; Product Revenue Overlap &
                                                                    Other - (50) and (54).  Graph
                                                                    also shows the following
                                                                    revenue amounts in separate
                                                                    bars by product for nine months
                                                                    1995 and  1994 respectively:
                                                                    Transaction & Information
                                                                    Services - 889 and 874; Trading
                                                                    - 513 and 624; Loan Portfolio -
                                                                    471 and 486; Investment Banking
                                                                    - 405 and 360; Individual
                                                                    Investment Services - 274 and
                                                                    266; Product Revenue Overlap
                                                                    & Other - (136) and (120).

2.                                12                                Bar graph entitled, "Retail
                                                                    Businesses - Revenue by Product
                                                                    ($ in millions)", showing the
                                                                    following revenue amounts in
                                                                    separate bars by product for
                                                                    the third quarter 1995 and 1994
                                                                    respectively:
                                                                    Credit Card - 292 and 337;
                                                                    Consumer Deposit - 155 and 153;
                                                                    Business Services - 129 and
                                                                    121; Mortgage - 85 and 70;
                                                                    Other Retail Product - 123 and
                                                                    77.  Graph also shows the
                                                                    following revenue amounts in
                                                                    separate bars by product for
                                                                    nine months 1995 and 1994
                                                                    respectively: Credit Card - 923
                                                                    and 1,030; Consumer Deposit -
                                                                    472 and 464; Business Services
                                                                    - 374 and 355; Mortgage - 278
                                                                    and 250; Other Retail Products
                                                                    - 292 and 328.


3.                                16                                Bar graph entitled "Cumulative
                                                                    Interest Rate Gaps September
                                                                    30, 1995 ($ in billions)" showing
                                                                    the net assets or net
                                                                    liabilities, in separate bars
                                                                    titled including derivatives
                                                                    and excluding derivatives,
                                                                    respectively, for the following
                                                                    periods:  net assets of 6.8 and
                                                                    3.7, for 4th Quarter 1995; net
                                                                    assets of 3.8 and net
                                                                    liabilities of 2.8, for 1996;
                                                                    net liabilities of 0.2 and 8.5,
                                                                    for 1997; net liabilities of
                                                                    4.1 and 11.6, for 1998; net
                                                                    liabilities of 7.3 and 14.2,
                                                                    for 1999; net liabilities of
                                                                    7.2 and 13.9, for 2000; and net
                                                                    liabilities of 3.6 and 10.2,
                                                                    for 2001.